Form 10-K
period 1996-12-31
FDIC REMIC TRUST 1996-C1
filed 1997-04-15
CIK 1027234

                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                      FORM 10-K

(Mark One)      /x/ Annual Report pursuant to Section 13 or 15(d) of
                       the Securities and Exchange Act of 1934
                       for fiscal year ended December 31, 1996
                                          or
                / / Transition Report pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act 1934
               for the transaction period from __________to ___________

                          Commission File Number:  333-16397

                               FDIC REMIC TRUST 1996-C1
                (Exact name of registrant as specified in its charter)

                New York                                  04-334-2274
    ----------------------------------------           -------------------
    (State or other jurisdiction                       (I.R.S. Employer
    of incorporation or organization)                  Identification No.)

    c/o State Street Bank and Trust Company
    Corporate Trust Department
    225 Franklin Street
          Boston, MA                                         02110
    -----------------------------------------          -------------------
    (Address of Principal Executive Offices)                Zip Code

                                  (202) 664-5500
                --------------------------------------------------
                Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes/x/           No/ /

Aggregate market value of voting stock held by non-affiliates of the registrant as of April 13, 1997.

                               Not Applicable.

Number of shares of common stock outstanding as of April 13, 1997.

                               Not Applicable.

Registrant has not been involved in bankruptcy proceedings during the proceeding five years, and is not reporting as a corporate issuer.

The following documents are incorporated by reference into this Form 10-K.


                                    None.

                             FDIC REMIC TRUST 1996 C-1
                                      FORM 10-K

                                        INDEX

                                                                           Page
PART I.

    Item 1.   Business....................................................    1
    Item 2.   Properties..................................................    1
    Item 3.   Legal Proceedings...........................................    1
    Item 4.   Submission of Matters to a Vote of Security Holders.........    1

PART II.

    Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters............................................1
    Item 6.   Selected Financial Data.....................................    1
    Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................1
    Item 8.   Financial Statements and Supplementary Data.................    1
    Item 9.   Changes In and Disagreements With Accountants on
               Accounting and Financial Disclosure............................2

PART III.

    Item 10.  Directors and Executive Officers of the Registrant..........    2
    Item 11.  Executive Compensation......................................    2
    Item 12.  Security Ownership of Certain Beneficial Owners and Management. 2
    Item 13.  Certain Relationships and Related Transactions..............    2

PART IV.

    Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.2

SIGNATURES.................................................................   4

    Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 of Registrants Which Have Not Registered Securities Pursuant to Section 12 of such Act.4

INDEX OF EXHIBITS...........................................................  5

                                   PART I


Item 1.  Business

Not Applicable.

Item 2.  Properties



An Annual Statement of Compliance delivered by the servicer for the two pools of mortgages or participation interests constituting the property of the FDIC REMIC Trust 1996-C1 (referred to herein as the "Trust" or the "Registrant") is not available currently but will be subsequently filed on Form 8K.



Item 3.  Legal Proceedings



The Registrant knows of no material pending legal proceedings involving either of the two pools of mortgages or participation interests constituting the property of the Trust, or the Registrant, the Servicer or the Trustee with respect to the pools other than ordinary routine litigation, if any, incidental to the Trustee's, the Servicer's or the Registrant's duties under the Pooling and Servicing Agreement dated as of December 1, 1996 and not material when taken as a whole.



Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote or consent of the holders of the Registrant's Commercial Mortgage Pass-Through Certificates, Series 1996-C1 (the "Certificates") during the period covered by this report.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters



The Registrant does not issue stock. Presently, there is no established trading market for the Certificates known to the Registrant. As of April 7, 1997, there are 95 holders of all Classes of the Certificates, including direct participants of the Depository Trust Company ("DTC") but excluding Cede & Co., DTC's nominee.



Item 6.  Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Not Applicable.

Item 8.  Financial Statements and Supplementary Data



Annual Statement of Compliance........................Not available currently.
                                       Will be subsequently filed on Form 8-K.




Independent Accountant's Report on Servicer's Servicing Activities.............
                                                       Not available currently.
                                        Will be subsequently filed on Form 8-K.



The following financial statements of the Bank Insurance Fund of the Federal Deposit Insurance Corporation, as guarantor under a Limited Guaranty Agreement dated as of December 1, 1996, are filed as part of this report on pages F-1 through F-18 hereto:

    Report of Independent Public Accountants
    Statements of Income and the Fund Balance for the years ended December 31, 1996, 1995 and 1994
    Statements of Financial Position for the years ended
    December 31, 1996 and 1995
    Statements of Cash for the years ended December 31, 1996, 1995 and 1994 Notes to Financial Statements

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure



The Registrant knows of no changes or disagreements with accountants on accounting and financial disclosure.


Item 10. Directors and Executive Officers of the Registrant

Not Applicable.

Item 11. Executive Compensation

Not Applicable.

                                      PART  III

Item 12. Security Ownership of Certain Beneficial Owners and Management


Security Ownership of Certain Beneficial Owners................See Exhibit 99


Item 13. Certain Relationships and Related Transactions

Not Applicable.

                                       PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)(1) Financial Statements

         The Annual Statement of Compliance by the Servicer and Independent Accountant's Report on Servicer's Servicing Activities are not currently available but will be filed subsequently on Form 8-K.

         The following financial statements of the Bank Insurance Fund of the Federal Deposit Insurance Corporation, the guarantor of certain distributions on the Certificates, are filed as part of this report:

         Report of Independent Public Accountants
         Statements of Income and the Fund Balance for the years ended
           December 31, 1996, 1995 and 1994
         Statements of Financial Position for
           the years ended December 31, 1996 and 1995
         Statements of Cash for the years ended December 31, 1996, 1995 and
           1994
         Notes to Financial Statements

         (a)(2) Financial Statement Schedules

         None.


         (a)(3) Exhibits
         Unless otherwise indicated, the following exhibits required by
         Item 601 of Regulation S-K and previously furnished to the Commission as exhibits to a Report on Form 8-K with a Date of Report of December 20, 1996 and filed on January 13, 1997, are incorporated into this Form 10-K by reference:

         4. Pooling and Servicing Agreement dated as of December 1, 1996, by and among the Federal Deposit Insurance Corporation in its corporate capacity, and in its capacities as administrator of the Bank Insurance Fund and as Receiver of certain state and federally chartered depository institutions, Banc One Management and Consulting Corporation, as Servicer, and State Street Bank and Trust Company, as Trustee.

         10. Limited Guaranty Agreement dated as of December 1, 1996, by and between the Federal Deposit Insurance Corporation, solely in its corporate capacity, and State Street Bank and Trust Company, not in its individual capacity but solely as trustee of FDIC REMIC Trust 1996-C1.

         23.* Consent of Independent Public Accountants, Arthur Anderson, LLP

         99.* Security Ownership of Certain Beneficial Owners and Management.

    (b) No Reports on Form 8-K were filed by the Registrant with the Commission during the last quarter of the period covered by this report.
 ----------------------
 * Filed herewith.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 OF REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF SUCH ACT.

The Registrant has not sent an annual report or proxy material to the holders of its Certificates. The Registrant will not be sending an annual report or proxy materials to the holders of its Certificates subsequent to the filing of this Form 10-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  FDIC REMIC TRUST 1996 C-1 (the "Trust Fund")
                                  (Registrant)

Dated:  April 14, 1997            By:  State Street Bank and Trust Company,
                                        solely in its capacity as Trustee of
                                        the Trust Fund and not individually

                                  By:  /s/ David Duclos
                                       -----------------------------------------
                                       David Duclos, Assistant Vice President

                                INDEX OF EXHIBITS



4. Pooling and Servicing Agreement dated as of December 1, 1996, by and among the Federal Deposit Insurance Corporation in its corporate capacity, and in its capacities as administrator of the Bank Insurance Fund and as Receiver of certain state and federally chartered depository institutions, Banc One Management and Consulting Corporation, as Servicer, and State Street Bank and Trust Company, as Trustee.

10. Limited Guaranty Agreement dated as of December 1, 1996, by and between the Federal Deposit Insurance Corporation, solely in its corporate capacity, and State Street Bank and Trust Company, not in its individual capacity but solely as trustee of FDIC REMIC Trust 1996-C1.

23*     Consent of Independent Public Accountants,
        Arthur Anderson, LLP.

99.*     Security Ownership of Certain Beneficial Owners,
         as of April 7, 1997 (with original principal
         balances).
--------------------------
 * Filed herewith

                       INDEX TO INDEPENDENT ACCOUNTANT'S REPORT
                           AND FINANCIAL STATEMENTS OF THE
                       FEDERAL DEPOSIT INSURANCE CORPORATION'S
                                 BANK INSURANCE FUND




                                                        Page of Sequentially
                                                           Numbered Pages
                                                        ----------------------

Report of Independent Public Accountants..............             F-1

Statements of Income and the Fund Balance for
 the years ended December 31, 1996, 1995 and 1994.....             F-2

Statements of Financial Position for the years
 ended December 31, 1996 and 1995.....................             F-3

Statements of Cash Flows for the years ended December 31,
1996, 1995 and 1994...................................             F-4

Notes to Financial Statements.........................             F-5

                                  ARTHUR
                                 ANDERSEN

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Federal Deposit Insurance Corporation:

We have audited the accompanying statements of financial position of the Federal Deposit Insurance Corporation's Bank Insurance Fund (the "Fund") as of December 31, 1996 and 1995, and the related statements of income and the fund balance and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                           /s/ Arthur Andersen LLP

Washington, D.C.
March 21, 1997

Federal Deposit Insurance Corporation
Bank Insurance Fund Statements of Income and the Fund Balance


                                                                    FOR THE YEAR ENDED
                                                                        DECEMBER 31

DOLLARS IN THOUSANDS                                        1996           1995           1994
--------------------                                    -------------  -------------  -------------
Revenue
Assessments (Note 10).................................  $      72,662  $   2,906,943  $   5,590,644

Interest on U.S. Treasury investments.................      1,267,134      1,068,395        521,473

Revenue from corporate owned assets...................         69,879         58,585        140,821

Other revenue (Note 7)................................        245,585         55,176        214,086

                                                        -------------  -------------  -------------
Total Revenue.........................................      1,655,260      4,089,099      6,467,024
                                                        -------------  -------------  -------------
                                                        -------------  -------------  -------------
Expenses and Losses
Operating expenses....................................        505,299        470,625        423,196

Reduction in provision for insurance losses (Note
  9)..................................................       (325,206)       (33,167)    (2,873,419)

Corporate owned asset expenses........................         73,819         73,599        137,632

Interest and other insurance expenses.................            667        (27,874)        53,493

                                                        -------------  -------------  -------------
Total Expenses and Losses.............................        254,579        483,183     (2,259,098)
                                                        -------------  -------------  -------------

Net Income............................................      1,400,681      3,605,916      8,726,122
                                                        -------------  -------------  -------------

Fund Balance - Beginning..............................     25,453,698     21,847,782     13,121,660
                                                        -------------  -------------  -------------

Fund Balance--Ending..................................  $  26,854,379  $  25,453,698  $  21,847,782
                                                        -------------  -------------  -------------
                                                        -------------  -------------  -------------



   The accompanying notes are an integral part of these financial statements.

Federal Deposit Insurance Corporation
Bank Insurance Fund Statements of Financial Position


                                                                                                  DECEMBER 31
DOLLARS IN THOUSANDS                                                                      1996                    1995
--------------------                                                                   ----------------------------------
Assets

Cash and cash equivalents...........................................................   $   258,132            $   531,308
Investment in U.S. Treasury obligations, net (Note 3)...............................    22,083,494             20,762,046
(Market value of investments at December 31, 1996 and December 31, 1995 was $22.1 billion and $20.9 billion, respectively)
Interest receivable on investments and other assets, net............................       384,824                406,804
Receivables from bank resolutions, net (Note 4).....................................     4,341,154              4,143,040
Investment in corporate owned assets, net (Note 5)..................................        63,406                180,293
Property and buildings, net (Note 6)................................................       148,400                151,740
                                                                                       ----------------------------------
Total Assets........................................................................   $27,279,410          $  26,175,231
                                                                                       ----------------------------------

Liabilities and the Fund Balance

Accounts payable and other liabilities..............................................      $240,185          $     224,626
ESTIMATED LIABILITIES FOR: (NOTES 8 AND 9)
Anticipated failure of insured institutions.........................................        75,000                 279,000
Assistance agreements...............................................................        50,817                  55,941
Asset securitization guarantees.....................................................        44,279                 126,151
Litigation losses...................................................................        14,750                  35,815
                                                                                        ----------------------------------
Total Liabilities                                                                          425,031                 721,533


COMMITMENTS AND CONTINGENCIES (NOTES 13 AND 14)
Fund Balance........................................................................    26,854,379              25,453,698
                                                                                        ----------------------------------
Total Liabilities and the Fund Balance.............................................    $27,279,410           $  26,175,231
                                                                                        ----------------------------------
                                                                                        ----------------------------------


   The accompanying notes are an integral part of these financial statements.

Federal Deposit Insurance Corporation
Bank Insurance Fund Statements of Cash Flows

                                                                                           FOR THE YEAR ENDED
                                                                                               DECEMBER 31
                                                                                ----------------------------------------
DOLLARS IN THOUSANDS                                                                1996          1995           1994
--------------------                                                            -----------  -------------  ------------
Cash Flows from Operating Activities
  Cash provided from:
    Assessments............................................................     $    73,961  $   2,796,114  $  5,709,912
    Interest on U.S. Treasury investments..................................       1,303,629        875,226       458,606
    Recoveries from bank resolutions.......................................         624,502      5,059,751     5,336,125
    Recoveries from corporate owned assets.................................         355,913        211,691       694,401
    Miscellaneous receipts.................................................          34,329         36,084        22,337
  Cash used for:
    Operating expenses.....................................................        (489,372)      (442,101)     (485,963)
    Disbursements for bank resolutions.....................................        (632,930)    (1,596,391)   (2,791,417)
    Disbursements for corporate owned assets...............................        (205,775)      (159,299)     (173,601)
    Miscellaneous disbursements............................................         (16,810)       (23,929)         (658)
                                                                                -----------  -------------  ------------

Net Cash Provided by Operating Activities (Note 16)........................       1,047,447      6,757,146     8,769,742
                                                                                -----------  -------------  ------------
                                                                                -----------  -------------  ------------
Cash Flows from Investing Activities
  Cash provided from:
    Maturity of U.S. Treasury obligations..................................       8,350,000      3,830,000       800,000
  Cash used for:
    Purchase of U.S. Treasury obligations..................................     (9,670,623)   (11,675,925)   (8,431,525)
                                                                                -----------  -------------  ------------
Net Cash Used by Investing Activities                                           (1,320,623)    (7,845,925)   (7,631,525)
                                                                                -----------  -------------  ------------
                                                                                -----------  -------------  ------------
Cash Flows from Financing Activities
  Cash used for:
    Repayments of indebtedness incurred from bank resolutions..............              0         (1,369)            0
                                                                                -----------  -------------  ------------
      Net Cash Used by Financing Activities................................              0         (1,369)            0
                                                                                -----------  -------------  ------------
                                                                                -----------  -------------  ------------
Net (Decrease) Increase in Cash and Cash Equivalents.......................       (273,176)    (1,090,148)    1,138,217
                                                                                -----------  -------------  ------------
                                                                                -----------  -------------  ------------
Cash and Cash Equivalents--Beginning.......................................        531,308      1,621,456       483,239
                                                                                -----------  -------------  ------------
                                                                                -----------  -------------  ------------
Cash and Cash Equivalents--Ending..........................................     $  258,132   $    531,308   $ 1,621,456
                                                                                -----------  -------------  ------------
                                                                                -----------  -------------  ------------

   The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
BANK INSURANCE FUND
December 31, 1996, 1995 and 1994

-----------------------------------------------------------------------------

1. LEGISLATIVE HISTORY AND OPERATIONS OF THE BANK INSURANCE FUND
-----------------------------------------------------------------------------
LEGISLATIVE HISTORY
The U.S. Congress created the Federal Deposit Insurance Corporation (FDIC) through enactment of the Banking Act of 1933. The FDIC was created to restore and maintain public confidence in the nation's banking system.

More recently, the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) was enacted to reform, recapitalize and consolidate the federal deposit insurance system. The FIRREA created the Bank Insurance Fund
(BIF), the Savings Association Insurance Fund (SAIF) and the FSLIC Resolution Fund (FRF). It also designated the FDIC as the administrator of these three funds. All three funds are maintained separately to carry out their respective mandates.

The BIF and SAIF are insurance funds responsible for protecting depositors in operating banks and thrift institutions from loss due to failure of the institution. The FRF is a resolution fund responsible for winding up the affairs of the former Federal Savings and Loan Insurance Corporation (FSLIC) and liquidating the assets and liabilities transferred from the former Resolution Trust Corporation (RTC).

Pursuant to FIRREA, an active institution's insurance fund membership and primary federal supervisor are generally determined by the institution's charter type. Deposits of BIF-member institutions are mostly insured by the BIF; BIF members are predominantly commercial and savings banks supervised by the FDIC, the Office of the Comptroller of the Currency, or the Federal Reserve. Deposits of SAIF-member institutions are mostly insured by the SAIF; SAIF members are predominantly thrifts supervised by the Office of Thrift Supervision (OTS). The Oakar amendment to the Federal Deposit Insurance Act (FDI Act) allows BIF and SAIF members to acquire deposits insured by the other insurance fund without changing insurance fund coverage for the acquired deposits.

Other significant legislation includes the Omnibus Budget Reconciliation Act of 1990 (1990 OBR Act) and the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). These acts made changes to the FDIC's assessment authority (see Note 10) and borrowing authority (see "Operations of the BIF" below). The FDICIA also requires the FDIC to: 1) resolve troubled institutions in a manner that will result in the least possible cost to the deposit insurance funds and
2) maintain the insurance funds at 1.25 percent of insured deposits or a higher percentage as circumstances warrant.

RECENT LEGISLATION
The Deposit Insurance Funds Act of 1996 (DIFA 1996) was enacted to provide for: 1) the capitalization of the SAIF to its designated reserve ratio of 1.25 percent by means of a one-time special assessment on SAIF-insured deposits; 2) the expansion of the assessment base for payments of the interest on obligations issued by the Financing Corporation (FICO) to include all FDIC-insured institutions, i.e., banks and thrifts; 3) beginning January 1, 1997, the imposition of a FICO assessment rate for banks that is one-fifth of that paid by thrifts; 4) the payment of the approximately $790 million annual FICO interest obligation on a pro rata basis between banks and thrifts after December 31, 1999; 5) the refund of amounts in the BIF in excess of the designated reserve ratio with such refund not to exceed the previous semi-annual assessment; 6) authorization of BIF assessments only if needed to maintain the fund at the designated reserve ratio; and 7) the merger of the BIF and the SAIF on January 1, 1999, if no insured depository institution is a savings association on that date.

The FICO, established under the Competitive Banking Act of 1987, is a mixed-ownership government corporation whose sole purpose was to function as a financing vehicle for the FSLIC.

OPERATIONS OF THE BIF
The primary purpose of the BIF is to: 1) insure the deposits and protect the depositors of BIF-insured banks and 2) resolve failed banks, including managing and liquidating their assets. In addition, the FDIC, acting on behalf of the BIF, examines state-chartered banks that are not members of the Federal Reserve System and provides and monitors assistance to troubled banks.

The BIF is primarily funded from the following sources: 1) interest earned on investments in U.S. Treasury obligations; 2) BIF assessment premiums; 3) income earned on and funds received from the management and disposition of assets acquired from failed banks; and 4) U.S. Treasury and Federal Financing Bank (FFB) borrowings, if necessary.

The 1990 OBR Act established the FDIC's authority to borrow working capital from the FFB on behalf of the BIF and the SAIF. The FDICIA increased the FDIC's authority to borrow for insurance losses from the U.S. Treasury, on behalf of the BIF and the SAIF, from $5 billion to $30 billion.

The FDICIA also established a limitation on obligations that can be incurred by the BIF, known as the maximum obligation limitation (MOL). At December 31, 1996, the MOL for the BIF was $49 billion.

-----------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------------------
GENERAL
These financial statements pertain to the financial position, results of operations and cash flows of the BIF and are presented in accordance with generally accepted accounting principles (GAAP). These statements do not include reporting for assets and liabilities of closed banks for which the BIF acts as receiver or liquidating agent. Periodic and final accountability reports of the BIF's activities as receiver or liquidating agent are furnished to courts, supervisory authorities and others as required.

USE OF ESTIMATES
The preparation of the BIF's financial statements in conformity with GAAP requires FDIC management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Where it is reasonably possible that changes in estimates will cause a material change in the financial statements in the near term, the nature and extent of such changes in estimates have been disclosed.

CASH AND CASH EQUIVALENTS
The BIF considers cash equivalents to be short-term, highly liquid investments with original maturities of three months or less.

U.S. TREASURY OBLIGATIONS
Securities are intended to be held to maturity and are shown at book value. Book value is the face value of securities plus the unamortized premium or less the unamortized discount. Amortizations are computed on a daily basis from the date of acquisition to the date of maturity. Interest is calculated on a daily basis and recorded monthly using the effective interest method.

ALLOWANCE FOR LOSSES ON RECEIVABLES FROM
BANK RESOLUTIONS AND INVESTMENT IN
CORPORATE OWNED ASSETS
The BIF records as a receivable the amounts advanced and/or obligations incurred for resolving troubled and failed banks. The BIF also records as an asset the amounts advanced for investment in corporate owned assets. Any related allowance for loss represents the difference between the funds advanced and/or obligations incurred and the expected repayment. The latter is based on estimates of discounted cash recoveries from assets of assisted or failed banks, net of all estimated liquidation costs.

LITIGATION LOSSES
The BIF accrues, as a charge to current period operations, an estimate of probable losses from litigation. The FDIC's Legal Division recommends these estimates on a case-by-case basis. The litigation loss estimates related to the BIF in its corporate capacity are included in the "Estimated liabilities for:
Litigation losses." The litigation loss estimates related to receiverships are included in the allowance for losses for "Receivables from bank resolutions, net."

RECEIVERSHIP OPERATIONS
The FDIC is responsible for controlling and disposing of the assets of failed institutions in an orderly and efficient manner. The assets, and the claims against them, are accounted for separately to ensure that liquidation proceeds are distributed in accordance with applicable laws and regulations. Also, the income and expenses attributable to receiverships are accounted for as transactions of those receiverships. Liquidation expenses incurred by the BIF on behalf of the receiverships are recovered from those receiverships.

COST ALLOCATIONS AMONG FUNDS
Certain operating expenses (including personnel, administrative and other indirect expenses) not directly charged to each fund under the FDIC's management are allocated on the basis of the relative degree to which the operating expenses were incurred by the funds. The cost of furniture, fixtures and equipment purchased by the FDIC on behalf of the three funds under its administration is allocated among these funds on a pro rata basis. The BIF expenses its share of these allocated costs at the time of acquisition because of their immaterial amounts.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The FDIC established an entity to provide the accounting and administration of postretirement benefits on behalf of the BIF, the SAIF and the FRF. The BIF funds its liabilities for these benefits directly to the entity.



DISCLOSURE ABOUT RECENT FINANCIAL ACCOUNTING STANDARDS BOARD PRONOUNCEMENTS
The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" in June 1996, effective for transactions occurring after December 31, 1996. The BIF will generally be unaffected by its provisions since most transactions subject to SFAS 125 occur at the receivership level and not at the fund level. To the extent that the BIF may be affected, the FDIC's current accounting practices are consistent with the rules contained in SFAS 125. Other recent pronouncements issued by the FASB have been adopted or are either not applicable or not material to the financial statements.



DEPRECIATION
The FDIC has designated the BIF administrator of buildings owned and used in its operations. Consequently, the BIF includes the cost of these assets in its financial statements and provides the necessary funding for them. The BIF charges other funds a rental fee representing an allocated share of its annual depreciation expense.

The Washington, D.C., office buildings and the L. William Seidman Center in Arlington, Virginia, are depreciated on a straight-line basis over a 50-year estimated life. The San Francisco condominium offices are depreciated on a straight-line basis over a 35-year estimated life.

RELATED PARTIES
The nature of related parties and a description of related party transactions are disclosed throughout the financial statements and footnotes.

RECLASSIFICATIONS
Reclassifications have been made in the 1995 financial statements to conform to the presentation used in 1996.

-----------------------------------------------------------------------------

3. INVESTMENT IN U.S. TREASURY OBLIGATIONS, NET
-----------------------------------------------------------------------------
All cash received by the BIF is invested in U.S. Treasury obligations with maturities exceeding three months unless the cash is used: 1) to defray operating expenses; 2) for outlays related to assistance to banks and liquidation activities; or 3) for investments in U.S. Treasury one-day special certificates which are cash equivalents.

-----------------------------------------------------------------------------
U.S. Treasury Obligations at December 31, 1996
-----------------------------------------------------------------------------

DOLLARS IN THOUSANDS

                                                           UNREALIZEDD      UNREALIZED
                             YIELD          BOOK             HOLDING          HOLDING          MARKET           FACE
MATURITY                  AT PURCHASE       VALUE              GAINS           LOSSES           VALUE           VALUE
                          -----------    ------------      -----------     -------------     -----------     ------------
Less than one year.....      6.02%       $  5,805,090       $  15,032       $   (6,934)      $ 5,813,188     $  5,800,000
1-3 years..............      5.62%          8,339,386           8,499          (37,429)        8,310,456        8,320,000
3-5 years..............      6.10%          4,811,582          21,306          (30,560)        4,802,328        4,770,000
5-10 years.............      6.51%          3,127,436          38,415             (328)        3,165,523        3,100,000
                          -----------    ------------      -----------     -------------     -----------     ------------
Total..................                  $ 22,083,494       $  83,252       $  (75,251)      $22,091,495     $ 21,990,000
                          -----------    ------------      -----------     -------------     -----------     ------------
                          -----------    ------------      -----------     -------------     -----------     ------------

------------------------------------------------------------------------------
U.S. Treasury Obligations at December 31, 1995
------------------------------------------------------------------------------
DOLLARS IN THOUSANDS

                                                           UNREALIZEDD      UNREALIZED
                             YIELD          BOOK             HOLDING          HOLDING          MARKET           FACE
MATURITY                  AT PURCHASE      VALUE              GAINS           LOSSES            VALUE           VALUE
                          -----------    ------------      -----------     -------------     -----------     ------------
Less than one year(a)...     5.53%       $  6,750,414       $  19,934       $   (5,262)      $ 6,765,086     $  6,750,000
1-3 years...............     5.88%         12,318,436         147,762          (24,776)       12,441,422       12,350,000
3-5 years...............     5.59%          1,693,196          15,613                0         1,708,809        1,690,000
                          -----------    ------------      -----------     -------------     -----------     ------------
Total...................                 $ 20,762,046       $ 183,309       $  (30,038)      $20,915,317     $ 20,790,000
                          -----------    ------------      -----------     -------------     -----------     ------------
                          -----------    ------------      -----------     -------------     -----------     ------------

(a) Includes a $400 million Treasury note which matured on Sunday, December 31, 1995. Settlement occurred on the next business day, January 2, 1996.

At December 31, 1996, the unamortized discount, net of unamortized premium, was $93 million. At December 31, 1995, the unamortized premium, net of unamortized discount, was $28 million.


------------------------------------------------------------------------------
4. RECEIVABLES FROM BANK RESOLUTIONS, NET
------------------------------------------------------------------------------


The FDIC resolution process results in different types of transactions depending on the unique facts and circumstances surrounding each failing or failed institution. Payments to prevent a failure are made to operating institutions when cost and other criteria are met. Such payments may facilitate a merger or allow a troubled institution to continue operations. Payments for institutions that fail are made to cover the institution's obligation to insured depositors and represent a claim by the BIF against the receiverships' assets.

The FDIC, as receiver for failed banks, engages in a variety of strategies at the time of failure to maximize the return from the sale or disposition of assets and to minimize realized losses. A failed bank acquirer can purchase selected assets at the time of resolution and assume full ownership, benefit and risk related to such assets. The receiver may also engage in other types of transactions as circumstances warrant. As described in Note 2, an allowance for loss is established against the receivable from bank resolutions.

As of December 31, 1996 and 1995, the BIF, in its receivership capacity, held assets with a book value of $7 billion and $10 billion, respectively. These assets represent a significant source of repayment of receivables from bank resolutions. The estimated cash recoveries from the management and disposition of these assets (excluding cash and miscellaneous receivables of $3.9 billion at December 31, 1996 and $2.1 billion at December 31, 1995) used to derive the allowance for losses are based in part on a statistical sampling of receivership assets. The potential sampling error is not material to the BIF's financial statements. These estimated recoveries are regularly evaluated, but remain subject to uncertainties because of changing economic conditions. These factors could affect the BIF's and other claimants' actual recoveries from the level currently estimated.

------------------------------------------------------------------------------
RECEIVABLES FROM BANK RESOLUTIONS, NET
------------------------------------------------------------------------------

                                                                          DECEMBER 31
DOLLARS IN THOUSANDS                                                  1996           1995
--------------------                                              -------------  -------------
Assets from Open Bank Assistance...............................   $     142,267  $     158,000
Allowance for losses (Note 9)..................................         (49,580)       (57,405)
Receivables from Closed Banks..................................      23,563,609     25,073,165
Allowance for losses (Note 9)..................................     (19,315,142)   (21,030,720)
                                                                      4,248,467      4,042,445
                                                                  -------------  -------------
Total..........................................................   $   4,341,154  $   4,143,040
                                                                  -------------  -------------
                                                                  -------------  -------------

------------------------------------------------------------------------------
5. INVESTMENT IN CORPORATE OWNED ASSETS, NET
------------------------------------------------------------------------------
The BIF acquires assets in certain troubled and failed bank cases by either purchasing an institution's assets outright or purchasing the assets under the terms specified in each resolution agreement. In addition, the BIF can purchase assets remaining in a receivership to facilitate termination. The majority of corporate owned assets are real estate and mortgage loans.



The BIF recognizes income and expenses on these assets. Income consists primarily of the portion of collections on performing mortgages related to interest earned. Expenses are recognized for administering the management and liquidation of these assets.

-----------------------------------------------------------------------------
INVESTMENT IN CORPORATE OWNED ASSETS, NET
-----------------------------------------------------------------------------

                                                                             DECEMBER 31
DOLLARS IN THOUSANDS                                                       1996        1995
--------------------                                                    ----------  ----------
Investment in corporate owned assets................................    $  873,458  $  939,756
Allowance for losses (Note 9).......................................      (810,052)   (759,463)
                                                                        ----------  ----------
Total...............................................................    $   63,406  $  180,293
                                                                        ----------  ----------
                                                                        ----------  ----------

-----------------------------------------------------------------------------
6. PROPERTY AND BUILDINGS, NET
-----------------------------------------------------------------------------

                                                                             DECEMBER 31
DOLLARS IN THOUSANDS                                                       1996        1995
--------------------                                                    ----------  ----------
Land................................................................    $   29,631  $   29,631
Office buildings....................................................       151,442     151,442
Accumulated depreciation............................................       (32,673)    (29,333)
                                                                        ----------  ----------
Total...............................................................    $  148,400  $  151,740
                                                                        ----------  ----------
                                                                        ----------  ----------

-----------------------------------------------------------------------------
7. OTHER REVENUE
-----------------------------------------------------------------------------

                                                                                  FOR THE YEAR ENDED DECEMBER 31
DOLLARS IN THOUSANDS                                                                1996       1995        1994
--------------------                                                             ----------  ---------  ----------
Interest on subrogated claims and advances....................................   $  230,871  $  37,771  $   66,364
Income from assistance transactions...........................................        5,980      9,234       6,057
Other miscellaneous income....................................................        8,734      8,171     141,665
                                                                                 ----------  ---------  ----------
Total.........................................................................   $  245,585  $  55,176  $  214,086
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------

    The interest on subrogated claims and advances to financial institutions includes $205 million in post-insolvency interest. There are a number of BIF receiverships that have residual funds remaining after paying all regular claims. Once those claims have been paid, the BIF and other claimants are eligible to receive interest on their claims against the receivers on a pro rata basis. Due to the uncertainty of collection, post-insolvency interest is recognized when received.

-------------------------------------------------------------------------------
8. ESTIMATED LIABILITIES FOR:
-------------------------------------------------------------------------------
ANTICIPATED FAILURE OF INSURED INSTITUTIONS
The BIF records an estimated liability and loss provision for banks that are likely to fail in the foreseeable future (absent some favorable event such as obtaining additional capital or merging). The estimated liability and corresponding reduction in provision for insurance losses are recorded in the period when the liability is deemed probable and reasonably estimable.

The estimated liabilities for anticipated failure of insured institutions as of December 31, 1996 and 1995, were $75 million and $279 million, respectively. The estimated liability is derived in part from estimates of recoveries from the management and disposition of the assets of these probable bank failures. Therefore, they are subject to the same uncertainties as those affecting the BIF's receivables from bank resolutions (see Note 4). This could affect the ultimate costs to the BIF from probable bank failures.

There are other banks where the risk of failure is less certain, but still considered reasonably possible. Should these banks fail, management estimates that the BIF would incur additional losses of about $160 million.

The accuracy of these estimates will largely depend on future economic conditions. In addition, FDIC considers probable losses in setting assessment rates and, as circumstances warrant, may increase assessment rates to recover some or all losses due to anticipated bank failures.

ASSISTANCE AGREEMENTS
The estimated liabilities for assistance agreements resulted from several large transactions where problem assets were purchased by an acquiring institution under an agreement that calls for the FDIC to absorb credit losses and to pay related costs for funding and asset administration plus an incentive fee.

ASSET SECURITIZATION GUARANTEE
As part of the FDIC's efforts to maximize the return from the sale or disposition of assets and minimize losses from bank resolutions, the FDIC has securitized some receivership assets. To facilitate the securitizations, the FDIC's BIF provided Limited Guarantees to cover certain losses on the receivership assets up to a specified maximum. In exchange for backing the limited guarantee, the BIF received assets from the receiverships in an amount equal to the expected exposure under the guarantee. The deals were initially structured so that the BIF would neither profit nor suffer a loss as a result of the limited guarantees.

At December 31, 1996 and 1995, the BIF had an estimated liability under the guarantees of $44 million and $126 million, respectively.

During 1996 the BIF returned to receiverships $91.6 million in cash
(including interest of $8.4 million) received for backing the limited guarantee. The BIF made this refund as a result of lowering the estimate of expected exposure under one of the guarantees. The following chart summarizes the BIF's remaining potential exposure under the guarantees.

-------------------------------------------------------------------------------
Asset Securitization Guarantees (cumulative inception-to-date balances)
-------------------------------------------------------------------------------

                               MAXIMUM EXPOSURE UNDER
                                    THE GUARANTEE           GUARANTEE CLAIMS PAID     MAXIMUM REMAINING POTENTIAL
DOLLARS IN THOUSANDS                 OBLIGATIONS             THROUGH DECEMBER 31       OBLIGATIONS AT DECEMBER 31
--------------------           ----------------------       ---------------------     ---------------------------
1996......................           $    481,313                   $   8,651                    $  472,662
1995......................           $    247,748                   $   2,406                    $  245,342

LITIGATION LOSSES
The BIF records an estimated loss for unresolved legal cases to the extent those losses are considered to be probable in occurrence and reasonably estimable in amount. In addition to the amount recorded, the FDIC's Legal Division has determined that losses from unresolved legal cases totaling $314 million are reasonably possible. This includes $18 million in losses for the BIF in its corporate capacity and $296 million in losses for the BIF related to receiverships (see Note 2).

-------------------------------------------------------------------------------
9. ANALYSIS OF CHANGES IN ALLOWANCE FOR LOSSES AND ESTIMATED LIABILITIES
-------------------------------------------------------------------------------
The reduction in provision for insurance losses includes the normal, recurring changes in estimates for prior year, current, and anticipated bank resolutions. In the following charts, transfers include reclassifications from "Estimated Liabilities for: Anticipated failure of insured institutions" to "Closed banks." Terminations represent final adjustments to the estimated cost figures for those bank resolutions that were completed.

------------------------------------------------------------------------------
Analysis of Changes in Allowance for Losses and Estimated Liabilities--1996
------------------------------------------------------------------------------


                                                           PROVISION FOR INSURANCE LOSSES
                                               BEGINNING   ---------------------------------                 ADJUSTMENTS/   ENDING
                                                BALANCE      CURRENT      PRIOR                 NET CASH      TRANSFERS/    BALANCE
DOLLARS IN MILLIONS                            01/01/96        YEAR       YEARS      TOTAL      PAYMENTS     TERMINATIONS  12/31/96
--------------------------------------------  -----------  -----------  ---------  ---------  -------------  ------------  --------
Allowance for Losses:
Open bank assistance........................   $      57    $       0   $      (4) $      (4)   $       0      $      (3)  $     50
Corporate owned assets......................         759            0          51         51            0              0        810
Closed banks................................      21,031          (95)        (33)      (128)           0         (1,588)    19,315
                                               -----------       -----         ---  ---------   ---------         ------    -------
Total Allowance for Losses..................      21,847          (95)         14        (81)           0         (1,591)    20,175

Estimated Liabilities for:
Anticipated failure of insured institutions.         279         (204)          0       (204)           0              0         75
Assistance agreements.......................          56            0          (4)        (4)          (1)             0         51
Asset securitization guarantee..............         126          (15)          0        (15)         (81)            14         44
Litigation losses...........................          36            0         (21)       (21)           0              0         15
                                               -----------       -----         ---  ---------   ---------          ------   -------
Total Estimated Liabilities.................         497         (219)        (25)      (244)         (82)            14        185
                                               -----------       -----         ---  ---------   ---------          ------   -------
Reduction in Provision for Insurance Losses.                $    (314)  $     (11) $    (325)



------------------------------------------------------------------------------
Analysis of Changes in Allowance for Losses and Estimated Liabilities--1995
------------------------------------------------------------------------------


                                                            PROVISION FOR INSURANCE LOSSES
                                               BEGINNING   ---------------------------------               ADJUSTMENTS/    ENDING
                                                BALANCE      CURRENT      PRIOR                NET CASH     TRANSFERS/     BALANCE
DOLLARS IN MILLIONS                             01/01/95       YEAR        YEARS      TOTAL     PAYMENTS    TERMINATIONS   12/31/95
---------------------------------------------  -----------  -----------  ---------  ---------  -----------  -------------  --------
Allowance for Losses:
Open bank assistance........................   $   1,156    $       0   $    (140) $    (140)  $       0     $    (959)    $     57
Corporate owned assets......................         660            0          99         99           0             0          759
Closed banks................................      22,354          (52)        464        412           0        (1,735)      21,031
                                              -----------   ---------    ---------  ---------         ---        ------     -------
Total Allowance for Losses..................      24,170          (52)        423        371           0        (2,694)      21,847

Estimated Liabilities for:
Anticipated failure of insured institutions.         875          131        (570)      (439)          0          (157)         279
Assistance agreements.......................         163            0          14         14        (101)          (20)          56
Asset securitization guarantee..............         128            0           0          0          (2)            0          126
Litigation losses...........................          15            0          21         21           0             0           36
                                              -----------   ---------   ---------  ---------         ---        ------      -------
Total Estimated Liabilities.................       1,181          131        (535)      (404)       (103)         (177)         497
                                              -----------   ---------   ---------  ---------         ---        ------      -------
Increase/(Reduction) in Provision for
  Insurance Losses..........................                $      79   $    (112) $     (33)


------------------------------------------------------------------------------
Analysis of Changes in Allowance for Losses and Estimated Liabilities--1994
------------------------------------------------------------------------------


                                                        PROVISION FOR INSURANCE LOSSES
                                           BEGINNING   ---------------------------------                 ADJUSTMENTS/     ENDING
                                            BALANCE      CURRENT      PRIOR                 NET CASH      TRANSFERS/      BALANCE
DOLLARS IN MILLIONS                         01/01/94      YEAR        YEARS      TOTAL      PAYMENTS     TERMINATIONS     12/31/94
----------------------------------------  -----------  -----------  ---------  ---------  -------------  -------------    --------
Allowance for Losses:
Open bank assistance....................   $     215    $       0   $    (421) $    (421)   $       3      $   1,359      $  1,156
Corporate owned assets..................         742            0         (82)       (82)           0              0           660
Closed banks............................      23,191         (236)       (229)      (465)           0           (372)       22,354
                                          -----------         ---   ---------  ---------    ---------         ------      --------
Total Allowance for Losses..............      24,148         (236)       (732)      (968)           3            987        24,170

Estimated Liabilities for:
Anticipated failure of insured
 institutions...........................       2,972          406      (2,128)    (1,722)           0           (375)          875
Assistance agreements...................         326            0        (177)      (177)         (37)            51           163
Asset securitization guarantee..........           0            0           0          0            0            128           128
Litigation losses.......................          21            0          (6)        (6)           0              0            15
                                          -----------         ---   ---------  ---------    ---------         ------      --------
Total Estimated Liabilities.............       3,319          406      (2,311)    (1,905)         (37)          (196)        1,181
                                          -----------         ---   ---------  ---------    ---------         ------      --------
Increase/(Reduction) in Provision for
  Insurance Losses......................                $     170   $  (3,043) $  (2,873)


-------------------------------------------------------------------------------
10. ASSESSMENTS
-------------------------------------------------------------------------------


    The 1990 OBR Act removed caps on assessment rate increases and authorized the FDIC to set assessment rates for BIF members semiannually, to be applied against a member's average assessment base. The FDICIA: 1) required the FDIC to implement a risk-based assessment system; 2) authorized the FDIC to increase assessment rates for BIF-member institutions as needed to ensure that funds are available to satisfy the BIF's obligations; and 3) authorized the FDIC to increase assessment rates more frequently than semiannually and impose emergency special assessments as necessary to ensure that funds are available to repay U.S. Treasury borrowings.

    In May 1995, the BIF reached the FDICIA mandated capitalization level of
1.25 percent of insured deposits.

    The DIFA 1996 (see Note 1) provided, among other things, for the elimination of the mandatory minimum assessment formerly provided for in the FDI Act, and for the expansion of the assessment base for payments on the interest on obligations issued by FICO to include all FDIC-insured institutions, including banks. Beginning January 1, 1997, banks will start paying a FICO-assessment. The FICO-assessment rate on BIF-assessable deposits will be one-fifth of the rate paid on SAIF assessable deposits. After December 31, 1999, the approximately $790 million annual FICO interest obligation will be paid on a pro rata basis between banks and thrifts.

    The FICO assessment will have no financial effect on the BIF since the FICO claim will be assessed separately from the regular assessment, and the FICO assessment is imposed on banks and not on the BIF. The FDIC as administrator of the BIF is acting solely as an agent for the FICO to collect and remit the FICO assessment to the FICO.

    The FDIC uses a risk-based assessment system that charges higher rates to those institutions that pose greater risks to the BIF. To arrive at a risk-based assessment for a particular institution, the FDIC places each institution in one of nine risk categories using a two-step process based first on capital ratios and then on other relevant information. The FDIC Board of Directors (Board) reviews premium rates semiannually. The average assessment rate for 1996 was 0.24 cents per $100 of insured deposits.

    On November 26, 1996, the FDIC Board of Directors voted to retain the BIF assessment schedule of 0 to 27 cents per $100 of insured deposits (annual rates) for the first semiannual period of 1997.


-----------------------------------------------------------------------------
11. PENSION BENEFITS, SAVINGS PLANS, POSTEMPLOYMENT BENEFITS AND ACCRUED ANNUAL LEAVE
-----------------------------------------------------------------------------

    Eligible FDIC employees (i.e., all permanent and temporary employees with appointments exceeding one year) are covered by either the Civil Service Retirement System (CSRS) or the Federal Employee Retirement System (FERS). The CSRS is a defined benefit plan, which is offset with the Social Security System in certain cases. Plan benefits are determined on the basis of years of creditable service and compensation levels. The CSRS-covered employees also can contribute to the tax-deferred Federal Thrift Savings Plan (TSP).

    The FERS is a three-part plan consisting of a basic defined benefit plan that provides benefits based on years of creditable service and compensation levels, Social Security benefits and the TSP. Automatic and matching employer contributions to the TSP are provided up to specified amounts under the FERS.

    Eligible FDIC employees also may participate in an FDIC-sponsored tax-deferred savings plan with matching contributions. The BIF pays its share of the employer's portion of all related costs.

    Although the BIF contributes a portion of pension benefits for eligible employees, it does not account for the assets of either retirement system. The BIF also does not have actuarial data for accumulated plan benefits or the unfunded liability relative to eligible employees. These amounts are reported and accounted for by the U.S. Office of Personnel Management.

    Due to a substantial decline in the FDIC's workload, the Corporation developed a staffing reduction program, a component of which is a voluntary separation incentive plan, or buyout. To date, two corporate-wide buyout plans have been offered to eligible employees. The first buyout plan did not have a material financial effect on the BIF, and management believes the second buyout plan will also not have a material financial effect on the fund.

    The liability to employees for accrued annual leave is approximately $38.9 million and $43.4 million at December 31, 1996 and 1995, respectively.

------------------------------------------------------------------------------
Pension Benefits and Savings Plans Expenses
------------------------------------------------------------------------------



                                                                        FOR THE YEAR ENDED
                                                                           DECEMBER 31
DOLLARS IN THOUSANDS                                                 1996       1995     1994
------------------------------------------------------------------  -------  ---------  --------
Civil Service Retirement System...................................  $ 9,113  $   9,411  $ 9,988
Federal Employee Retirement System (Basic Benefit)................   34,989     36,741   32,410
FDIC Savings Plan.................................................   19,474     20,545   21,603
Federal Thrift Savings Plan.......................................   12,195     10,264   10,513
                                                                    -------  ---------  -------
Total.............................................................  $75,771    $76,961  $74,514
                                                                    -------  ---------  -------
                                                                    -------  ---------  -------

------------------------------------------------------------------------------

12. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

------------------------------------------------------------------------------

    The FDIC provides certain health, dental and life insurance coverage for its eligible retirees, the retirees' beneficiaries and covered dependents. Retirees eligible for health and/or life insurance coverage are those who have qualified due to: 1) immediate enrollment upon appointment or five years of participation in the plan and 2) eligibility for an immediate annuity. Dental coverage is provided to all retirees eligible for an immediate annuity.

    The FDIC is self-insured for hospital/medical, prescription drug, mental health and chemical dependency coverage. Additional risk protection was purchased from Aetna Life Insurance Company through stop-loss and fiduciary liability insurance. All claims are administered on an administrative services only basis with the hospital/medical claims administered by Aetna Life Insurance Company, the mental health and chemical dependency claims administered by OHS Foundation Health Psychcare Inc., and the prescription drug claims administered by Caremark.

    The life insurance program, underwritten by Metropolitan Life Insurance Company, provides basic coverage at no cost to retirees and allows converting optional coverages to direct-pay plans. Dental care is underwritten by Connecticut General Life Insurance Company and provides coverage at no cost to retirees.

    The BIF expensed $6.1 million, $18.8 million, and $23.0 million for net periodic postretirement benefit costs for the years ended December 31, 1996, 1995, and 1994, respectively. For measurement purposes for 1996, the FDIC assumed the following: 1) a discount rate of 5.75 percent; 2) an average long-term rate of return on plan assets of 5.75 percent; 3) an increase in health costs in 1996 of 10.75 percent (inclusive of general inflation of 3.00 percent), decreasing to an ultimate rate in 2000 of 7.75 percent; and 4) an increase in dental costs for 1997 and thereafter of 4.00 percent (in addition to general inflation). Both the assumed discount rate and health care cost rate have a significant effect on the amount of the obligation and periodic cost reported.

    If the health care cost rate was increased one percent, the accumulated postretirement benefit obligation as of December 31, 1996, would have increased by 20.4 percent. The effect of this change on the aggregate of service and interest cost for 1996 would be an increase of 26.2 percent.

------------------------------------------------------------------------------
Net Periodic Postretirement Benefit Cost
------------------------------------------------------------------------------


                                                                                        FOR THE YEAR ENDED
                                                                                            DECEMBER 31
DOLLARS IN THOUSANDS                                                              1996         1995        1994
------------------------------------------------------------------------------  ---------  ------------  ---------
Service cost (benefits attributed to employee service during the year)........  $  15,575   $   22,574   $  25,206
Interest cost on accumulated postretirement benefit obligation................     16,258       14,706      14,323
Net total of other components.................................................     (7,369)      (3,567)     (4,881)
Return on plan assets.........................................................    (18,402)     (14,907)    (11,651)
                                                                                ---------   ----------   ---------
Total.........................................................................  $   6,062   $   18,806   $  22,997
                                                                                ---------   ----------   ---------
                                                                                ---------   ----------   ---------

    As stated in Note 2, the FDIC established an entity to provide accounting and administration on behalf of the BIF, the SAIF, and the FRF. The BIF funds its liability and these funds are being managed as "plan assets."

------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation and Funded Status
------------------------------------------------------------------------------



                                                                              DECEMBER 31
DOLLARS IN THOUSANDS                                                        1996       1995
-----------------------------------------------------------------------  ----------  ---------
Retirees...............................................................  $  136,730  $  79,370
Fully eligible active plan participants................................      12,724     22,401
Other active participants..............................................     152,993    182,408
                                                                         ----------  ---------
Total Obligation.......................................................     302,447    284,179
Less: Plan assets at fair value (a)....................................     335,439    317,037
                                                                         ----------  ---------
(Over) Funded Status...................................................     (32,992)   (32,858)
Unrecognized prior service cost........................................      46,136     57,242
Unrecognized net gain..................................................      26,846     11,954
                                                                         ----------  ---------
Postretirement Benefit Liability Recognized in the Statements of
  Financial Position...................................................  $   39,990  $  36,338
                                                                         ----------  ---------
                                                                         ----------  ---------

------------------------

(a) Invested in U.S. Treasury instruments


-------------------------------------------------------------------------
13. COMMITMENTS
-------------------------------------------------------------------------

    The BIF's allocated share of FDIC's lease commitments totals $138.8 million for future years. The lease agreements contain escalation clauses resulting in adjustments, usually on an annual basis. The allocation to the BIF of FDIC's future lease commitments is based upon current relationships of the workloads among BIF, SAIF and FRF. Changes in the relative workloads among the three funds in future years could change the amount of FDIC's lease payments which will be allocated to BIF. The BIF recognized leased space expense of $39.9 million, $42.7 million, and $50.9 million for the years ended December 31, 1996, 1995, and 1994, respectively.

------------------------------------------------------------------------------
Leased Space Fees
------------------------------------------------------------------------------



DOLLARS IN THOUSANDS
                                                            2002 AND
1997         1998       1999       2000       2001         THEREAFTER
---------  ---------  ---------  ---------  ---------  ------------------
$38,355     $25,004    $19,390    $16,597    $15,748       $23,742



-----------------------------------------------------------------------
14. CONCENTRATION OF CREDIT RISK
-----------------------------------------------------------------------

    As of December 31, 1996, the BIF had $23.7 billion and $873 million in gross receivables from bank resolutions and investment in corporate owned assets, respectively. An allowance for loss of $19.4 billion and $810 million, respectively, has been recorded against these receivables. The receivables arose from bank resolutions. The BIF's maximum exposure to possible accounting loss for these receivables is shown in the table below.

------------------------------------------------------------------------------
Concentration of Credit Risk at December 31, 1996
------------------------------------------------------------------------------


                                                                  SOUTH-     SOUTH-    NORTH-   MID-
DOLLARS IN MILLIONS                                                EAST       WEST      EAST    WEST   CENTRAL    WEST    TOTAL
--------------------------------------------------------------    --------   -------   ------  ------  -------    ----    -----
Receivables from bank resolutions, net and Investment in
  corporate owned assets, net.................................     $89        $297     $3,145   $230     $8       $631    $4,400


-------------------
    (a) The net receivable excludes $2.3 million and $1.9 million, respectively, of the SAIF's allocated share of maximum credit loss exposure from the resolutions of Olympic National Bank, Los Angeles, CA, and the First National Bank of the Panhandle, Panhandle, TX. There is no risk that the SAIF will not meet these obligations.

Insured Deposits

    As of December 31, 1996, the total deposits insured by the BIF is approximately $2 trillion. This would be the accounting loss if all depository institutions fail and the assets acquired as a result of the resolution process provided no recoveries.


--------------------------------------------------------------------------
15. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------


    Cash equivalents are short-term, highly liquid investments and are shown at current value. The fair market value of the investment in U.S. Treasury obligations is disclosed in Note 3 and is based on current market prices. The carrying amount of interest receivable on investments, short-term receivables, accounts payable and liabilities incurred from bank resolutions approximates their fair market value. This is due to their short maturities or comparisons with current interest rates.

    The net receivable from bank resolutions primarily involves the BIF's subrogated claim arising from payments to insured depositors. The receivership assets which will ultimately be used to pay the corporate subrogated claim are valued using discount rates which include consideration of market risk. These discounts ultimately affect the BIF's allowance for loss against the net receivable from bank resolutions. Therefore the corporate subrogated claim indirectly includes the effect of discounting and should not be viewed as being stated in terms of nominal cash flows.

    Although the value of the corporate subrogated claim is influenced by valuation of receivership assets, such receivership valuation is not equivalent to the valuation of the corporate claim. Since the corporate claim is unique, not intended for sale to the private sector, and has no established market, it is not practicable to estimate its fair market value.

    The FDIC believes that a sale to the private sector of the corporate claim would require indeterminate, but substantial discounts for an interested party to profit from these assets because of credit and other risks. In addition, the timing of receivership payments to the BIF on the subrogated claim do not necessarily correspond with the timing of collections on receivership assets. Therefore the effect of discounting used by receiverships should not necessarily be viewed as producing an estimate of market value for the net receivables from bank resolutions.

    The majority of the net investment in corporate owned assets (except real estate) is comprised of various types of financial instruments (investments, loans, accounts receivable, etc.) acquired from failed banks. Like receivership assets, corporate owned assets are valued using discount rates which include consideration of market risk. However, corporate owned assets do not involve the unique aspects of the corporate subrogated claim, and therefore the discounting can be viewed as producing a reasonable estimate of fair market value.

-----------------------------------------------------------------------------
16. SUPPLEMENTARY INFORMATION RELATING TO THE STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------

------------------------------------------------------------------------------
Reconciliation of Net Income to Net Cash Provided by Operating Activities
------------------------------------------------------------------------------



                                              FOR THE YEAR ENDED
                                                  DECEMBER 31
DOLLARS IN THOUSANDS                    1996         1995          1994
------------------------------------  ---------  ------------  ------------
Net Income..........................  $1,400,681  $3,605,916   $  8,726,122
                                      ----------  ----------   ------------
Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating
  Activities

Income Statement Items:
Reduction in provision for
  insurance losses..................    (325,206)    (33,167)    (2,873,419)
Amortization of U.S. Treasury
  securities........................        (825)    (19,266)        43,145
Depreciation on buildings...........       3,339       3,339          3,339

Change in Assets and Liabilities:
Decrease (Increase) in interest
 receivable on investments and other
 assets.............................      22,041    (146,102)      (179,994)
(Increase) Decrease in receivables
  from bank resolutions.............     (66,360)  3,659,128      5,916,593
Decrease (Increase) in corporate
  owned assets......................      66,298     (37,452)       566,472
Increase (Decrease) in accounts
  payable and other liabilities.....      15,500    (112,148)    (3,199,424)
(Decrease) in estimated liabilities
  for anticipated failure of insured
  institutions......................           0    (157,000)      (375,000)
(Decrease) in estimated liabilities
  for assistance agreements.........        (721)     (4,048)        13,479
(Decrease) in estimated liabilities
  for asset securitization
  guarantees........................     (67,300)     (2,054)       128,429
                                      ----------  ----------   ------------
Net Cash Provided by Operating
  Activities........................  $1,047,447  $6,757,146   $  8,769,742
                                      ----------  ----------   ------------
                                      ----------  ----------   ------------



----------------------------------------------------------------------------
17. SUBSEQUENT EVENTS
----------------------------------------------------------------------------


    In the first quarter of 1997, management negotiated with the National Treasury Employees Union (NTEU) a change in employee health benefits. This change involves a conversion from the FDIC health plan to the Federal Employees Health Benefits (FEHB) plan. This conversion will involve all employees with five or more years until retirement eligibility. Assuming enabling legislation is also passed, the conversion will also affect all retirees and employees within five years of retirement. Management does not expect the conversion, which will become effective on January 1, 1998, to result in an accounting loss to the BIF.