Form 10-K
period 1997-12-31
FDIC REMIC TRUST 1996-C1
filed 1998-03-31
CIK 1027234

                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549
                                       -------
                                      FORM 10-K

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

                          Commission File Number:  333-16397
                                                   ---------

                                     -------------

                               FDIC REMIC TRUST 1996-C1
                               ------------------------
                (Exact name of registrant as specified in its charter)

                 New York                                04-334-2274
     ---------------------------------               ------------------
     (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)               Identification No.)

     c/o State Street Bank and Trust Company
           Corporate Trust Department
              225 Franklin Street
                    Boston, MA                               02110
     -------------------------------------------     -------------------
       (Address of Principal Executive Offices)            Zip Code

                                   (202) 664-5500
                   -----------------------------------------------
                  Registrant's telephone number, including area code

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

                                Yes  / /       No  /X/

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 25, 1998.

                                   Not Applicable.

Number of shares of common stock outstanding as of March 25, 1998.

                                   Not Applicable.

Registrant has not been involved in bankruptcy proceedings during the proceeding five years, and is not reporting as a corporate issuer.

The following documents are incorporated by reference into this Form 10-K.

                                        None.

                              FDIC REMIC TRUST 1996 C-1
                                      FORM 10-K

                                        INDEX

                                                                                 Page
PART I.                                                                          ----
     Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
     Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .    1
     Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . .    1

PART II.

     Item 5.   Market for Registrant's Common Equity and Related
                 Stockholder Matters. . . .. . . . . . . . . . . . . . . . . . .    1
     Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . .    1
     Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . . . . . . .    1
     Item 8.   Financial Statements and Supplementary Data . . . . . . . . . . .    1
     Item 9.   Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure . . . . . . . . . . . . . .    2

PART III.

     Item 10.  Directors and Executive Officers of the Registrant. . . . . . . .    2
     Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . .    2
     Item 12.  Security Ownership of Certain Beneficial Owners and Management. .    2
     Item 13.  Certain Relationships and Related Transactions. . . . . . . . . .    2

PART IV.

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K .    2

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

     Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 of Registrants
       Which Have Not Registered Securities Pursuant to Section 12 of such Act..    4

INDEX OF EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5


                                        PART I


Item 1.   Business

Not Applicable.

Item 2.   Properties

An Annual Statement of Compliance delivered by the servicer for the two pools of mortgages or participation interests constituting the property of the FDIC REMIC Trust 1996-C1 (referred to herein as the "Trust" or the "Registrant") is not available currently but will be subsequently filed on Form 8-K.

Item 3.   Legal Proceedings

The Registrant knows of no material pending legal proceedings involving either of (i) the two pools of mortgages or participation interests sometimes (referred to herein as the "pools") constituting the property of the Trust or
(ii) the Registrant, the Servicer or the Trustee with respect to the pools other than ordinary routine litigation, if any, incidental to the Trustee's, the Servicer's or the Registrant's duties under the Pooling and Servicing Agreement dated as of December 1, 1996 and not material when taken as a whole.

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

                                       PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
Matters

The Registrant does not issue stock. Presently, there is no established trading market for the Certificates known to the Registrant. As of March 25, 1998, there are 9 registered holders of all Classes of the Certificates.

Item 6.   Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Not Applicable.

Item 8.   Financial Statements and Supplementary Data

Annual Statement of Compliance . . . . . . . . . . . . Not available currently.
                                        Will be subsequently filed on Form 8-K.

Independent Accountant's Report on Servicer's Servicing Activities
                                                       Not available currently.
                                        Will be subsequently filed on Form 8-K.

The following financial statements of the Bank Insurance Fund of the Federal Deposit Insurance Corporation, as guarantor under a Limited Guaranty Agreement dated as of December 1, 1996, are filed as part of this report on pages F-_ through F-_ hereto:

     Report of United States General Accounting Office
     Statements of Income and the Fund Balance for the years ended December 31,
        1997, 1996 and 1995
     Statements of Financial Position for the years ended December 31, 1997 and
        1996
     Statements of Cash Flows for the years ended December 31, 1997, 1996 and
        1995
     Notes to Financial Statements

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

Item 11.  Executive Compensation

Not Applicable.

                                      PART  III

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this item with respect to the security ownership of certain beneficial owners of the Certificates is annexed hereto as Exhibit 99.

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

     Report of United States General Accounting Office
     Statements of Financial Position for the years ended December 31, 1997 and
       1996
     Statements of Income and the Fund Balance for the years ended December 31,
       1997, 1996 and 1995
     Statements of Cash Flows for the years ended December 31, 1997, 1996 and
       1995
     Notes to Financial Statements

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

          23.* Consent of United States General Accounting Office.

          99.* Security Ownership of Certain Beneficial Owners and Management.

     (b) It has come to the attention of the undersigned that reports on Form 8-K prepared by the undersigned for filing with the Commission during the last quarter of the period covered by this report and believed to
          have been so filed may not have been effectively filed on Edgar.   The
          Registrant intends to file all such reports with the Commission as promptly as reasonably practicable.

__________________
*  Filed herewith




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


                                   FDIC REMIC TRUST 1996 C-1 (the "Trust Fund")
                                   (Registrant)

Dated:  March 27, 1998             By:  State Street Bank and Trust Company,
                                        solely in its capacity as Trustee of the
                                        Trust Fund and not individually


                                   By:  /S/ Julie Kirby
                                      --------------------------------------
                                       Julie Kirby, Assistant Vice President

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

23.* Consent of United States General Accounting Office.

99.* Security Ownership of Certain Owners, as of March 25, 1998 (with original principal balances).


__________________
*  Filed herewith

                       INDEX TO INDEPENDENT ACCOUNTANT'S REPORT
                           AND FINANCIAL STATEMENTS OF THE
                       FEDERAL DEPOSIT INSURANCE CORPORATION'S
                                 BANK INSURANCE FUND

                                                            Page of Sequentially
                                                                Numbered Pages
                                                            --------------------
Report of United States General Accounting Office.............        F-

Statements of Financial Position for the years ended
  December 31, 1997, 1996.....................................        F-

Statements of Income and the Fund Balance for the years ended
  December 31, 1997, 1996 and 1995............................        F-

Statements of Cash Flows for the years ended December 31, 1997,
  1996 and 1995...............................................        F-

Notes to Financial Statements.................................        F-

                               FDIC REMIC TRUST 1996-C1


                                                                      EXHIBIT 99
                                                                     PAGE 1 OF 2


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 25, 1998, the following persons were known to the Registrant to be the registered owners of more than 5% of the aggregate fractional undivided interest evidenced by each Class of the Certificates referenced below:

 TITLE           NAME AND ADDRESS                 AMOUNT OF BENEFICIAL
OF CLASS       OF HOLDERS OF RECORD          OWNERSHIP (ORIGINAL PRINCIPAL)     % CLASS
--------       --------------------          -----------------------------      -------
Class I-A      Cede & Co.                             $445,218,000                100%
               55 Water Street
               New York, New York 10041

Class I-B      Cede & Co.                             $32,979,000                 100%
               55 Water Street
               New York, New York  10041

Class I-C      Cede & Co.                             $27,483,000                 100%
               55 Water Street
               New York, New York 10041

Class I-D      Cede & Co.                             $43,972,693                 100%
               55 Water Street
               New York, New York 10041

Class II-A     Cede & Co.                            $140,168,000                 100%
               55 Water Street
               New York, New York 10041

Class II-B     Cede & Co.                             $15,018,000                 100%
               55 Water Street
               New York, New York 10041

Class II-C     Cede & Co.                             $11,680,806                 100%
               55 Water Street
               New York, New York 10041

Class I-XS     Federal Deposit Insurance Corp.            N/A                     100%
               Division of Finance
               3501 N. Fairfax Drive
               Arlington, VA  22226

Class II-XS    Federal Deposit Insurance Corp.            N/A                     100%
               Division of Finance
               3501 N. Fairfax Drive
               Arlington, VA  22226


Class R-UT     Federal Deposit Insurance Corp.           N/A                      100%
               Division of Finance
               3501 N. Fairfax Drive
               Arlington, VA  22226

Class R-LT     Federal Deposit Insurance Corp.           N/A                      100%
               Division of Finance
               3501 N. Fairfax Drive
               Arlington, VA  22226


-------------------------------------------------------------------------------
GAO      United States
         General Accounting Office
         Washington, D.C. 20548
-------------------------------------------------------------------------------
         Accounting and Information
         Management Division


         B-279515



         To the Board of Directors
         Federal Deposit Insurance Corporation

         We have audited the accompanying statements of financial position of the Bank Insurance Fund of the Federal Deposit Insurance Corporation
         (FDIC) as of December 31, 1997 and 1996, and its statements of income and fund balance and cash flows for each of the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of FDIC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted government auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank Insurance Fund as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.

         Our assessment of FDIC management's assertions regarding the effectiveness of its system of internal accounting controls as of December 31, 1997, and our evaluation of FDIC's compliance with significant provisions of certain laws and regulations during 1997 will be presented in a separate report.


         /s/ Robert W. Gramling

         Robert W. Gramling
         Director, Corporate Audits
             and Standards

         March 16, 1998

Federal Deposit Insurance Corporation
Bank Insurance Fund Statements of Financial Position

(dollars in thousands)                                                           December 31
                                                                            1997              1996
Assets
Cash and cash equivalents.........................................      $   219,207       $   258,132
Investment in U.S. Treasury obligations, net (Note 3).............       26,598,825        22,083,494

(Market value of investments at December 31, 1997 and December 31, 1996 was $27.1 billion and $22.1 billion, respectively)

Interest receivable on investments and other assets, net..........          472,818           384,824
Receivables from bank resolutions, net (Note 4)...................        1,109,035         4,341,154
Assets acquired from assisted banks and terminated
  receiverships, net (Note 5).....................................           60,724            74,173
Property and buildings, net (Note 6)..............................          145,061           148,400
                                                                        -----------       -----------
Total Assets......................................................      $28,605,670       $27,290,177
                                                                        -----------       -----------
                                                                        -----------       -----------

Liabilities
Accounts payable and other liabilities............................      $   228,955       $   250,952

Estimated liabilities for: (Note 7)

Anticipated failure of insured institutions.......................           11,000            75,000
Assistance agreements.............................................           31,952            50,817
Litigation losses.................................................           13,500            14,750
Asset securitization guarantees...................................           27,715            44,279
                                                                        -----------       -----------
Total Liabilities.................................................      $   313,122       $   435,798
                                                                        -----------       -----------
                                                                        -----------       -----------
Commitments and off-balance sheet exposure (Note 13)

Fund Balance
Accumulated Net Income............................................       28,292,672        26,854,379
Unrealized loss on available-for-sale securities, net (Note 3)....             (124)                0
Total Fund Balance                                                       28,292,548        26,854,379
                                                                        -----------       -----------
Total Liabilities and Fund Balance................................      $28,605,670       $27,290,177
                                                                        -----------       -----------
                                                                        -----------       -----------

The accompanying notes are an integral part of these financial statements.

BANK INSURANCE FUND STATEMENTS OF INCOME AND FUND BALANCE

(dollars in thousands)                                                    FOR THE YEAR ENDED
                                                --------------------------------------------------------------------
                                                   DECEMBER 31, 1997       DECEMBER 31, 1996      DECEMBER 31, 1995
                                                ---------------------    --------------------   --------------------
REVENUE
Assessments (Note 9)..........................        $    24,711              $    72,662            $  2,906,943
Interest on U.S. Treasury investments.........          1,519,276                1,267,134               1,068,395
Revenue from assets acquired from assisted
  banks and terminated receiverships.........             38,000                   69,879                  58,585
Other revenue (Note 10)......................             33,631                  245,585                  55,176
TOTAL REVENUE ...............................          1,615,618                1,655,260               4,089,099

EXPENSES AND LOSSES

Operating expenses...........................            605,214                  505,299                 470,625
Provision for insurance losses (Note 8)......           (503,714)                (325,206)                (33,167)
Expenses for assets acquired from assisted
  banks and terminated receiverships.........             74,319                   73,819                  73,599
Interest and other insurance expenses........              1,506                      667                 (27,874)
TOTAL EXPENSES AND LOSSES....................            177,325                  254,579                 483,183
                                                --------------------     --------------------    ------------------
NET INCOME...................................          1,438,293                1,400,681               3,605,916
                                                --------------------     --------------------    ------------------
Unrealized loss on available-for-sale
  securities, net (Note 3)...................               (124)                       0                       0
                                                --------------------     --------------------    ------------------
COMPREHENSIVE INCOME.........................          1,438,169                1,400,681               3,605,916
                                                --------------------     --------------------    ------------------
FUND BALANCE - BEGINNING.....................         26,854,379               25,453,698              21,847,782
                                                --------------------     --------------------    ------------------
FUND BALANCE - ENDING........................        $28,292,548              $26,854,379             $25,453,698
                                                --------------------     --------------------    ------------------

The accompanying notes are an integral part of these financial statements.

Federal Deposit Insurance Corporation
Bank Insurance Fund Statements of Cash Flows

(dollars in thousands)                                                                   For the Year Ended
                                                                   December 31, 1997      December 31, 1996      December 31, 1995
                                                                   -----------------      ------------------     -----------------
Cash Flows From Operating Activities
 Cash provided from:
  Assessments.................................................      $    22,201           $    73,961            $  2,796,114
  Interest on U.S. Treasury investments.......................        1,480,060             1,303,629                 875,226
  Recoveries from bank resolutions............................        3,826,273               624,502               5,059,751
  Recoveries from assets acquired from assisted
    banks and terminated receiverships........................          141,765               355,913                 211,691
  Miscellaneous receipts......................................           24,951                34,329                  36,084
 Cash used for:
  Operating expenses..........................................         (580,515)             (489,372)               (442,101)
  Disbursements for bank resolutions..........................         (298,943)             (632,930)             (1,596,391)
  Disbursements for assets acquired from assisted
    banks and terminated receiverships........................          (67,231)             (205,775)               (159,299)
  Miscellaneous disbursements.................................          (11,771)              (16,810)                (23,929)
Net Cash Provided by Operating Activities (Note 15)...........        4,536,790             1,047,447               6,757,146

Cash Flows From Investing Activities

 Cash provided from:
  Maturity of U.S. Treasury obligations, held-to-maturity.....        6,300,000             7,550,000               3,830,000
 Cash used for:
  Purchase of U.S. Treasury obligations, held-to-maturity.....      (10,373,695)           (8,870,623)            (11,675,925)
  Purchase of U.S. Treasury obligations, available-for-sale...         (502,020)                    0                       0
Net Cash Used by Investing Activities.........................       (4,575,715)           (1,320,623)             (7,845,925)

Cash Flows From Financing Activities

 Cash used for:
  Repayments of indebtedness incurred from bank resolutions...                0                     0                  (1,369)
 Net Cash Used by Financing Activities........................                0                     0                  (1,369)
 Net Decrease in Cash and Cash Equivalents....................          (38,925)             (273,176)             (1,090,148)
 Cash and Cash Equivalents--Beginning.........................          258,132               531,308               1,621,456
 Cash and Cash Equivalents--Ending............................     $    219,207           $   258,132            $    531,308


The accompanying notes are an integral part of these financial statements.

                              December 31, 1997 and 1996




I. LEGISLATIVE HISTORY AND OPERATIONS OF THE BANK INSURANCE FUND

LEGISLATIVE HISTORY
The U.S Congress created the Federal Deposit Insurance Corporation (FDIC) through enactment of the Banking Act of 1933. The FDIC was created to restore and maintain public confidence in the nation's banking system.

The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) was enacted to reform, recapitalize, and consolidate the fedral deposit insurance system. The FIRREA created the Bank Insurance Fund (BIF), the Savings Association Insurance Fund (SAIF), and the FSLIC Resolution Fund
(FRF). It also designated the FDIC as the administrator of these three funds. All three funds are maintained separately to carry out their respective mandates.

The BIF and the SAIF are insurance funds responsible for protecting depositors in operating banks and thrift institutions from loss due to failure of the institution. The FRF is a resolution fund responsible for winding up the affairs of the former Federal Savings and Loan Insurance Corporation (FSLIC) and liquidating the assets and liabilities transferred from the former Resolution Trust Corporation (RTC).

Pursuant to FIRREA, an active institution's insurance fund membership and primary federal supervisor are generally determined by the institution's charter type. Deposits of BIF-member institutions are generally insured by the BIF; BIF members are predominantly commercial and savings banks supervised by the FDIC, the Office of the Comptroller of the Currency, or the Federal Reserve. Deposits of SAIF-member institutions are generally insured by the SAIF; SAIF members are predominantly thrifts supervised by the Office of Thrift Supervision (OTS). The Oakar amendment to the Federal Deposit Insurance Act (FDI Act) allows BIF and SAIF members to acquire deposits insured by the other insurance fund without changing insurance fund coverage for the acquired deposits. "Sasser" banks are SAIF members that have converted to a bank charter in accordance with Section 5(d)(2)(G) of the FDI Act.

OTHER SIGNIFICANT LEGISLATION
The Competitive Equality Banking Act of 1987 established the Financing Corporation (FICO) as a mixed-ownership government corporation whose sole purpose was to function as a financing vehicle for the FSLIC.

The Omnibus Budget Reconciliation Act of 1990 (1990 OBR Act) and the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) made changes to the FDIC's assessment authority (see Note 9) and borrowing authority (see "Operations of the BIF" below). The FDICIA also requires the FDIC to: 1) resolve troubled institutions in a manner that will result in the least possible cost to the deposit insurance funds and 2) maintain the insurance funds at 1.25 percent of insured deposits or a higher percentage as circumstances warrant.

The Deposit Insurance Funds Act of 1996 (DIFA) was enacted to provide for: 1) the capitalization of the SAIF to its designated reserve ratio of 1.25 percent by means of a one-time special assessment on SAIF-insured deposits;
2) the expansion of the assessment base for payments of the interest on obligations issued by the FICO to include all FDIC-insured banks and thrifts;
3) beginning January 1, 1997, the imposition of a FICO assessment rate on BIF-assessable deposits that is one-fifth of the rate for SAIF-assessable deposits through the earlier of December 31, 1999, or the date on which the last savings association ceases to exist; 4) the payment of the approximately $790 million annual FICO interest obligation on a pro rata basis between banks and thrifts on the earlier of December 31, 1999, or the date on which the last savings association ceases to exist; 5) authorization of BIF assessment only if needed to maintain the fund at the designated reserve ratio; 6) the refund of amounts in the BIF in excess of the designated reserve ratio with such refund not to exceed the previous semi-annual assessment; and 7) the merger of the BIF and the SAIF on January 1,

1999, if no insured depository institution is a savings association on that date.

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

The 1990 OBR Act established the FDIC's authority to borrow working capital from the FFB on behalf of the BIF and the SAIF. The FDICIA increased the FDIC's authority to borrow for insurance losses from the U.S. Treasury, on behalf of the BIF and the SAIF, from $5 billion to $30 billion. The FDICIA also established a limitation on obligations that can be incurred by the BIF, known as the maximum obligation limitation (MOL). At December 31, 1997, the MOL for the BIF was $50 billion.

The VA, HUD and Independent Agencies
Appropriations Act, 1998, Public Law 105-65, appropriated $34 million for fiscal year 1998
(October 1, 1997, through September 30, 1998) for operating expenses incurred by the Office of Inspector General (OIG). The Act mandates that the funds are to be derived from the BIF, the SAIF, and the FRF. In prior years, the OIG funding was not submitted to Congress as part of the appropriation process.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL
These financial statements pertain to the financial position, results of operations, and cash flows of the BIF and are presented in accordance with generally accepted accounting principles (GAAP). These statements do not include reporting for assets and liabilities of closed banks for which the FDIC acts as receiver or liquidating agent. Periodic and final accountability reports of the FDIC's activities as receiver or liquidating agent are furnished to courts, supervisory authorities, and others as required.

USE OF ESTIMATES
FDIC management makes estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Where it is reasonably possible that changes in estimates will cause a material change in the financial statements in the near term, the nature and extent of such changes in estimates have been disclosed.

CASH EQUIVALENTS
The BIF considers cash equivalents to be short-term, highly liquid investments with original maturities of three months or less.

INVESTMENTS IN U.S. TREASURY OBLIGATIONS
Investments in U.S. Treasury Obligations are recorded pursuant to the provisions of the Statement of Financial Accounting Standards No. 115,
"Accounting for Certain Investments in Debt and
Equity Securities" (SFAS 115). SFAS 115 requires that securities be classified in one of three categories;
held-to-maturity, available-for-sale, or trading.
Securities designated as held-to-maturity are intended to be held to maturity and are shown at amortized cost. Amortized cost is the face value of securities plus the unamortized premium or less the unamortized discount. Amortizations are computed on a daily basis from the date of acquisition to the date of maturity. Beginning in 1997, the BIF designated a portion of its securities as available-for-sale. These securities are shown at fair value with unrealized gains and losses included in the fund balance. Realized gains and losses are included in other revenue when applicable. Interest on both types of securities is calculated on a daily basis and recorded monthly using the effective interest method.
The BIF does not have any securities classified as trading.

ALLOWANCE FOR LOSSES ON RECEIVABLES FROM BANK RESOLUTIONS AND ASSETS ACQUIRED FROM ASSISTED BANKS AND TERMINATED RECEIVERSHIPS
The BIF records as a receivable the amounts advanced and/or obligations incurred for resolving troubled and failed banks. The BIF also records as an asset the amounts paid for assets acquired from assisted banks and terminated receiverships. Any related allowance for loss represents the difference between the funds advanced and/or obligations incurred and the expected repayment. The latter is based on estimates of discounted cash recoveries from the assets of assisted or failed banks, net of all estimated liquidation costs.

RECEIVERSHIP OPERATIONS
The FDIC is responsible for managing and disposing of the assets of failed institutions in an orderly and efficient manner. The assets, and the claims against them, are accounted for separately to ensure that liquidation proceeds are distributed in accordance with applicable laws and regulations. Also, the income and expenses attributable to receiverships are accounted for as transactions of those receiverships. Liquidation expenses incurred by the BIT on behalf of the receiverships are recovered from those receiverships.

COST ALLOCATIONS AMONG FUNDS
Certain operating expenses (including personnel, administrative, and other indirect expenses) not directly charged to each fund under the FDIC's management are allocated based on percentages developed during the business planning process. The cost of furniture, fixtures, and equipment purchased by the FDIC on behalf of the three funds under its administration is allocated among these funds on a similar basis. The BIF expenses its share of these allocated costs at the time of acquisition because of their immaterial amounts.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The FDIC established an entity to provide the accounting and administration of postretirement benefits on behalf of the BIF, the SAIF, and the FRF. Each fund pays its liabilities for these benefits directly to the entity. The BIF's remaining net postretirement benefits liability for the plan is recognized in the BIF's Statement of Financial Position.

DISCLOSURE ABOUT RECENT FINANCIAL ACCOUNTING STANDARDS BOARD PRONOUNCEMENTS In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income includes net income as well as certain types of unrealized gain or loss. The only component of SFAS No. 130 that impacts the BIF is unrealized gain or loss on securities classified as available-for-sale, which is presented in the BIF's Statement of Financial Position and the Statement of Income and Fund Balance. The FDIC adopted SFAS No. 130 effective on January 1, 1997.

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The FDIC intends to adopt SFAS No. 131 effective on January 1, 1998; however, management anticipates that the BIF, as a non-publicly held enterprise, will not be affected by SFAS No. 131.

Other Recent pronouncements issued by the FASB are not applicable to the financial statements.

DEPRECIATION
The FDIC has designated the BIF as administrator of buildings owned and used in its operations. Consequently, the BIF includes the cost of these assets in its financial statements and provides the necessary funding for them. The BIF charges the other funds a rental fee representing an allocated share of its annual depreciation expense.

The Washington, D.C. office buildings and the L. William Seidman Center in Arlington, Virginia, are depreciated on a straight-line basis over a 50-year estimated life. The San Francisco condominium offices are depreciated on a straight-line basis over a 35-year estimated life.

RELATED PARTIES
The nature of related parties and a description of related party transactions are disclosed throughout the financial statements and footnotes.

RECLASSIFICATIONS
Reclassifications have been made in the 1995 and 1996 financial statements to conform to the presentation used in 1997.

3. INVESTMENT IN U.S. TREASURY OBLIGATIONS, NET

    All cash received by the BIF is invested in U.S. Treasury obligations with maturities exceeding three months unless the cash is used: 1) to defray operating expenses; 2) for outlays related to assistance to banks and liquidation activities; or 3) for investments in U.S. Treasury one-day special certificates that are included in the cash and cash equivalents line item. Prior to 1997, all investments were designated "held-to-maturity" (see Note 2).

U.S. TREASURY OBLIGATIONS AT DECEMBER 31, 1997
(dollars in thousands)

                                                  UNREALIZED   UNREALIZED
             YIELD AT        FACE     AMORTIZED     HOLDING      HOLDING       MARKET
MATURITY     PURCHASE       VALUE        COST        GAINS       LOSSES        VALUE
---------   -------------  ----------  ----------  -----------  -----------  -----------
                                   HELD-TO-MATURITY
Less than
one year.....     5.58%  $ 5,250,000  $ 5,240,657  $    5,369    $  (5,650)  $ 5,240,375
1-3 years....     5.83%    5,280,000    5,330,281      26,113       (7,413)    5,348,983
3-5 years....     6.15%    5,490,000    5,685,279      89,744       (6,895)    5,768,128
5-10 years...     6.57%    9,500,000    9,840,712     439,733            0    10,280,445
                         -----------  -----------  ----------    ---------   -----------
  Total......            $25,520,000  $26,096,929  $  560,959    $ (19,958)  $26,637,931

                                  AVAILABLE-FOR-SALE
----------------------------------------------------------------------------------------

1-3 years....     5.67%      490,000      502,020          19         (143)      501,896

                 TOTAL INVESTMENT IN U.S. TREASURY OBLIGATIONS, NET
----------------------------------------------------------------------------------------

   Total....             $26,010,000  $26,598,949  $ 560,978     $ (20,101)  $27,139,827

                    U.S. TREASURY OBLIGATIONS AT DECEMBER 31, 1996
----------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                  UNREALIZED   UNREALIZED
             YIELD AT        FACE     AMORTIZED     HOLDING      HOLDING       MARKET
MATURITY     PURCHASE       VALUE        COST        GAINS       LOSSES        VALUE
---------   -------------  ----------  ----------  -----------  -----------  -----------
Less than
one-year.....     6.02%  $ 5,800,000   $5,805,090   $  15,032    $  (6,934)  $ 5,813,188
1-3 years....     5.62%    8,320,000    8,339,386       8,499      (37,429)    8,310,456
3-5 years....     6.10%    4,770,000    4,811,582      21,306      (30,560)    4,802,328
5-10 years...     6.51%    3,100,000    3,127,436      38,415         (328)    3,165,523
                         -----------  -----------  ----------    ---------   -----------
  Total......            $21,990,000  $22,083,494   $  83,252    $ (75,251)  $22,091,495

    In 1997, the unamortized premium, net of unamortized discount, was $589 million. In 1996, the unamortized premium, net of unamortized discount, was $93 million.

4. RECEIVABLES FROM BANK RESOLUTIONS, NET

   The FDIC resolution process takes different forms depending on the unique facts and circumstances surrounding each failing or failed institution. Payments to prevent a failure are made to operating institutions when cost and other criteria are met. Such payments may facilitate a merger or allow a troubled institution to continue operations. Payments for institutions that fail are made to cover the institution's obligation to insured depositors and represent a claim by the BIF against the receiverships' assets. There was only one bank failure in 1997.

   The FDIC, as receiver for failed banks, engages in a variety of strategies at the time of failure to maximize the return from the sale or disposition of assets. A failed bank acquirer can purchase selected assets at the time of resolution and assume full ownership, benefit, and risk related to such assets. The receiver may also engage in other types of transactions as circumstances warrant. As described in Note 2, an allowance for loss is established against the receivable from bank resolutions.

   As of December 31, 1997 and 1996, the FDIC, in its receivership capacity for BIF-insured institutions, held assets with a book value of $2.5 billion and $7.3 billion, respectively (including cash and miscellaneous receivables of $1 billion and $3.9 billion at December 31, 1997 and 1996, respectively). These assets represent a significant source of repayment of the BIF's receivables from bank resolutions. The estimated cash recoveries from the management and disposition of these assets are used to derive the allowance for losses based in part on a statistical sampling of receivership assets. The sample was constructed to produce a statistically valid result. These estimated recoveries are regularly evaluated, but remain subject to uncertainties because of potential changes in economic conditions. These factors could affect the BIF's and other claimants' actual recoveries from the level currently estimated.

Receivables From Bank Resolutions, Net at December 31


(dollars in thousands)                                1997                 1996
----------------------                             ------------            -----------
Assets from open bank assistance                   $    140,035            $   142,267
                                                   ------------            -----------
Allowance for losses                                    (38,497)               (49,580)
Net Assets From Open Bank Assistance                    101,538                 92,687
                                                   ------------            -----------
Receivables from closed banks                        23,268,950             28,169,809
                                                   ------------            -----------
Allowance for losses                                (22,261,453)           (23,921,342)
Net Receivables from closed banks                     1,007,497              4,248,467
                                                   ------------            -----------
Total                                              $  1,109,035            $ 4,341,154
                                                   ------------            -----------

5. ASSETS ACQUIRED FROM ASSISTED BANKS AND TERMINATED RECEIVERSHIPS, NET
   The BIF acquires assets from certain troubled and failed banks by either purchasing an institution's assets outright or purchasing the assets under the terms specified in each resolution agreement. In addition, the BIF can purchase assets remaining in a receivership to facilitate termination. The methodology used to derive the allowance for losses for assets acquired from assisted banks and terminated receiverships is the same as that for receivables from bank resolutions.

   The BIF recognizes income and expenses on these assets. Income consists primarily of the portion of collections on performing mortgages and commercial loans related to interest earned. Expenses are recognized for administering the management and liquidation of these assets.

Assets Acquired From Banks and Terminated Receiverships, Net at December 31


(dollars in thousands)                              1997              1996
                                                  --------          --------
Assets acquired from assisted banks and
terminated receiverships...................      $ 256,237         $ 423,151
                                                 ---------         ---------
Allowance for losses.......................       (195,513)         (348,978)
                                                 ---------         ---------
Assets Acquired From Assisted Banks and
Terminated Receiverships, Net..............      $  60,724         $  74,173
                                                 ---------         ---------
                                                 ---------         ---------


6. PROPERTY AND BUILDINGS, NET AT DECEMBER 31


(dollars in thousands)                              1997              1996
                                                  --------          --------

Land.......................................       $ 29,631          $ 29,631
                                                  --------          --------
Office buildings...........................        151,443           151,442
                                                  --------          --------
Accumulated depreciation...................        (36,013)          (32,673)
                                                  --------          --------
Property and Buildings, Net.................      $145,061          $148,400
                                                  --------          --------
                                                  --------          --------

7. ESTIMATED LIABILITIES FOR:

ANTICIPATED FAILURE OF INSURED INSTITUTIONS
The BIF records an estimated liability and a loss provision for banks (including Oakar and Sasser financial institutions) that are likely to fail, absent some favorable event such as obtaining additional capital or merging, in the period when the liability is considered probable and reasonably estimable.

The estimated liabilities for anticipated failure of insured institutions as of December 31, 1997 and 1996, were $11 million and $75 million, respectively. The estimated liability is derived in part from estimates of recoveries from the management and disposition of the assets of these probable bank failures. Therefore, they are subject to the same uncertainties as those affecting the BIF's receivables from bank resolutions (see Note 4). This could affect the ultimate costs to the BIF from probable bank failures.

There are other banks where the risk of failure is less certain, but still considered reasonably possible. Should these banks fail, the BIF could incur additional estimated losses of about $197 million.

The accuracy of these estimates will largely depend on future economic conditions. The FDIC Board has the statutory authority to consider the estimated liability from anticipated failures of insured institutions when setting assessment rates.

ASSISTANCE AGREEMENTS
The estimated liabilities for assistance agreements resulted from several large transactions where problem assets were purchased by an acquiring institution under an agreement that calls for the FDIC to absorb credit losses and pay related costs for funding and asset administration, plus an incentive fee.

LITIGATION LOSSES
The BIF records an estimated loss for unresolved legal cases to the extent those losses are considered probable and reasonably estimable. The estimated liability for litigation losses is $14 million and $15 million at December 31, 1997 and 1996, respectively. In addition to the amount recorded as probable, the FDIC's Legal Division has determined that losses from unresolved legal cases totaling $320 million are reasonably possible.

ASSET SECURITIZATION GUARANTEES
As part of the FDIC's efforts to maximize the return from the sale or disposition of assets from bank resolutions, the FDIC has securitized some receivership assets. To facilitate the securitizations, the BIF provided limited guarantees to cover certain losses on the securitized assets up to a specified maximum. In exchange for backing the limited guarantees, the BIF received assets from the receiverships in an amount equal to the expected exposure under the guarantees. At December 31, 1997 and 1996, the BIF had an estimated liability under the guarantees of $28 million and $44 million, respectively.

During 1996, the BIF refined its liability estimation process and returned to receiverships $91.6 million in cash (including interest of $8.4 million) received for backing the limited guarantee. The BIF made this one-time refund as a result of lowering the estimate of expected exposure under one of the guarantees. To determine the maximum exposure under the limited guarantees, please refer to the chart in Note 13.

8.  Provision for Insurance Losses

Provision for insurance losses was a negative $504 million, a negative $325 million and a negative $33 million for 1997, 1996 and 1995, respectively. Reductions to various allowance for losses and estimated liabilities account for the negative loss provision. The following chart lists the major components of the reduction in provision for insurance losses.

Provision for Losses

(DOLLARS IN THOUSANDS)                                                      FOR THE YEAR ENDED
                                                          -------------------------------------------------------
                                                          DECEMBER 31, 1997  DECEMBER 31, 1996  DECEMBER 31, 1995
                                                          -----------------  -----------------  -----------------
Valuation adjustments:

Open bank assistance....................................     $   (12,180)       $    (3,605)       $  (140,950)
Closed banks............................................        (356,347)          (128,149)           411,680
Assets acquired from assisted banks and terminated
  receiverships.........................................         (55,663)            50,589             99,787
                                                          -----------------  -----------------  -----------------
Total Valuation Adjustments.............................     $  (424,190)       $   (81,165)       $   370,517
                                                          -----------------  -----------------  -----------------
                                                          -----------------  -----------------  -----------------
Contingencies:

Anticipated failure of insured institutions.............         (59,000)          (204,000)          (439,000)
Assistance agreements...................................         (12,716)            (4,404)            14,420
Asset securitization guarantees.........................          (6,558)           (14,572)              (211)
Litigation..............................................          (1,250)           (21,065)            21,107
                                                          -----------------  -----------------  -----------------
Total Contingencies.....................................     $   (79,524)       $  (244,041)       $  (403,684)
                                                          -----------------  -----------------  -----------------
                                                          -----------------  -----------------  -----------------
Reduction in Provision for Insurance Losses.............     $  (503,714)       $  (325,206)       $   (33,167)
                                                          -----------------  -----------------  -----------------
                                                          -----------------  -----------------  -----------------


9.  ASSESSMENTS

The 1990 OBR Act removed caps on assessment rate increases and authorized the FDIC to set assessment rates for BIF members semiannually, to be applied against a member's average assessment base. The FDICIA: 1) required the FDIC to implement a risk-based assessment system; 2) authorized the FDIC to increase assessment rates for BIF-member institutions as needed to ensure that funds are available to satisfy the BIF's obligations; 3) required the FDIC to build and maintain the reserves in the insurance funds to 1.25 percent of insured deposits; and 4) authorized the FDIC to increase assessment rates more frequently than semiannually and impose emergency special assessments as necessary to ensure that funds are available to repay U.S. Treasury borrowings.

In May 1995, the BIF reached the FDICIA mandated capitalization level of 1.25 percent of insured deposits.

The DIFA (see Note 1) provided, among other things, for the elimination of the mandatory minimum assessment formerly provided for in the FDI Act. It also provided for the expansion of the assessment base for payments of the interest on obligations issued by the FICO to include all FDIC-insured institutions (including banks, thrifts, Oakar and Sasser financial institutions). On January 1, 1997, BIF-insured banks began paying a FICO assessment. The FICO assessment rate on BIF-assessable deposits is one-fifth of the rate for SAIF-assessable deposits. On the earlier of December 31, 1999, or the date on which the last savings association ceases to exist, the approximately $790 million annual FICO interest obligations will be paid on a pro rata basis between banks and thrifts.

The FICO assessment has no financial impact on the BIF since the FICO assessment is separate from the regular assessment, and the FICO assessment is imposed on banks and not on the BIF. The FDIC, as administrator of the BIF, is acting solely as a collection agent for the FICO. During 1997, $338 million was collected from banks and remitted to the FICO.

The FDIC uses a risk-based assessment system that charges higher rates to those institutions that pose greater risks to the BIF. To arrive at a risk-based assessment for a particular institution, the FDIC places each institution in one of nine risk categories, using a two-step process based first on capital ratios and then on other relevant information. The FDIC
Board of Directors (Board) reviews premium rates semiannually. The average assessment rate for 1997 was 0.08 cents per $100 of assessable deposits.

On November 12, 1997, the Board voted to retain the BIF assessment schedule of 0 to 27 cents per $100 of Assessable deposits (annual rates) for the first semiannual period of 1998.


10. OTHER REVENUE

Included in other revenue is interest on subrogated claims and advances to financial institutions. This interest totaled $22 million, $231 million and $38 million for 1997, 1996 and 1995, respectively
(including $10 million, $205 million and $5 million in post-insolvency interest for 1997, 1996 and 1995, respectively.) Certain BIF receiverships may have residual funds remaining after paying all higher priority claims. Once those claims have been paid, the BIF and other claimants are eligible to receive interest on their claims against the receivers to the extent funds are available. Due to the uncertainty of collection, post-insolvency interest is recognized as income when received.

11. PENSION BENEFITS, SAVINGS PLANS, POSTEMPLOYMENT BENEFITS AND ACCRUED ANNUAL LEAVE

Eligible FDIC employees (all permanent and temporary employees with appointments exceeding one year) are covered by either the Civil Service
Retirement System (CSRS) or the Federal Employee
Retirement System (FERS). The CSRS is a defined benefit plan, which is offset with the Social Security
System in certain cases. Plan benefits are determined on the basis of years of creditable service and compensation levels. The CSRS-covered employees also can contribute to the tax-deferred Federal Thrift
Savings Plan (TSP).

The FERS is a three-part plan consisting of a basic defined benefit plan that provides benefits based on years of creditable service and compensation levels, Social Security benefits, and the TSP. Automatic and matching employer contributions to the TSP are provided up to specified amounts under the FERS.

Although the BIF contributes a portion of pension benefits for eligible employees, it does not account for the assets of either retirement system. The BIF also does not have actuarial data for accumulated plan benefits or the unfunded liability relative to eligible employees. These amounts are reported on and accounted for by the U.S. Office of Personnel
Management (OPM).

Eligible FDIC employees also may participate in an FDIC-sponsored tax-deferred savings plan with matching contributions. The BIF pays its share of the employer's portion of all related costs.

Due to a substantial decline in the FDIC's workload, the Corporation developed a staffing reduction program, a component of which is a voluntary separation incentive plan, or buyout. Corporate-wide buyout plans have been offered to eligible employees. The Buyouts have not had a material effect on the BIF.

The BIF's pro rata share of the Corporation's liability to employees for accrued annual leave is approximately $35.7 million and $38.9 million at December 31, 1997 and 1996, respectively.

Pension Benefits and Savings Plan Expenses
(dollars in thousands)

                                                                                    For the Year Ended
                                                              December 31, 1997      December 31, 1996       December 1995
                                                              -----------------      -----------------       -------------
CSRS/FERS Disability Fund.................................       $     488               $  1,127               $     42
Civil Service Retirement System...........................           8,708                  9,113                  9,411
Federal Employee Retirements System (Basic Benefit).......          28,661                 34,989                 36,741
FDIC Savings Plan.........................................          16,974                 19,474                 20,545
Federal Thrift Savings Plan...............................          10,568                 12,195                 10,264
                                                                 ---------               --------               --------
Total......................................................      $  65,399               $ 76,898               $ 77,003
                                                                 ---------               --------               --------
                                                                 ---------               --------               --------



12.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The FDIC provides certain health, dental, and life insurance coverage for its eligible retirees, the retirees' beneficiaries and covered dependents. Retirees eligible for health and/or life insurance coverage are those who have qualified due to: 1) immediate enrollment upon appointment or five years of participation in the plan and 2) eligibility for an immediate annuity. Dental coverage is provided to all retirees eligible for an immediate annuity.

The FDIC is self-insured for hospital/medical, prescription drug, mental health and chemical dependency coverage. Additional risk protection was purchased through stop-loss and fiduciary liability insurance. All claims are administered on an administrative services only basis with the hospital/medical claims administered by Aetna Life Insurance Company, the mental health and chemical dependency claims administered by OHS Foundation Health Psychcare Inc., and the prescription drug claims administered by Caremark.

The life insurance program, underwritten by Metropolitan Life Insurance Company, provides basic coverage at no cost to retires and allows converting optional coverages to direct-pay plans. Dental care is underwritten by Connecticut General Life Insurance Company and provides coverage at no cost to retirees.

The BIF expensed $3.3 million, $6.1 million and $18.8 million for net periodic postretirement benefit costs for the years ended December 31, 1997, 1996 and 1995, respectively. For measurement purposes for 1997, the FDIC assumed the following: 1) a discount rate of 5.75 percent; 2) an average long-term rate of return on plan assets of 5.75 percent; 3) an increase in health costs in 1997 of 9.75 percent (inclusive of general inflation of 2.5 percent), decreasing to an ultimate rate in the year 2000 and thereafter of
7.75 percent; and 4) an increase in dental costs for 1997 and thereafter of
4.5 percent (in addition to general inflation). Both the assumed discount rate and health care cost rate have a significant effect on the amount of the obligation and periodic cost reported.

If the health care cost rate was increased one percent, the accumulated postretirement benefit obligation as of December 31, 1997, would have increased by 20.2 percent. The effect of this change on the aggregate of service and interest cost for 1997 would be an increase of 23.5 percent.


Net Periodic Postretirement Benefit Cost
(dollars in thousands)

                                                                                    For the Year Ended
                                                              December 31, 1997      December 31, 1996       December 31, 1995
                                                              -----------------      -----------------       -----------------
Service cost (benefits attributed to employee service
  during the year..........................................      $ 12,618                $ 15,575                 $ 22,574
Interest cost on accumulated postretirement benefit
  obligation...............................................        17,564                  16,258                   14,706
Net total of other components..............................        (5,868)                 (7,369)                  (3,567)
Return on plan assets......................................       (21,009)                (18,402)                 (14,907)
                                                                 --------                --------                 --------
Total......................................................      $  3,305                $  6,062                 $ 18,806
                                                                 --------                --------                 --------
                                                                 --------                --------                 --------


As stated in Note 2, the FDIC established an entity to provide accounting and administration on behalf of the BIF, the SAIF, and the FRF. The BIF funds its liability and these funds are being managed as "plan assets".

Accumulated Postretirement Benefit Obligation and Funded Status at December 31

(dollars in thousands)                                              1997             1996
                                                                 ----------      ------------
Retirees.......................................................   $190,339         $136,730
Fully eligible active plan participants........................     14,830           12,724
Other active participants......................................    173,058          152,993
Total Obligation...............................................    378,227          302,447
Less: Plan assets at fair value (a)............................    356,447          335,439
Under/(Over) Funded Status.....................................     21,780          (32,992)
Unrecognized prior service cost................................     12,870           46,136
Unrecognized net gain..........................................      4,581           26,846

Postretirement Benefit Liability Recognized in the Statement of
Financial Position.............................................   $ 39,231         $ 39,990

(a) Invested in U.S. Treasury Instruments

13. COMMITMENTS AND OFF-BALANCE-SHEET EXPOSURE

COMMITMENTS

LEASES

The BIF's allocated share of the FDIC's lease commitments totals $188.5 million for future years. The lease agreements contain escalation clauses resulting in adjustments, usually on an annual basis. The allocation to the BIF of the FDIC's future lease commitments is based upon current relationships of the workloads among the BIF, the SAIF and the FRF. Changes in the relative workloads among the three funds in future years could change the amount of the FDIC's lease payments that will be allocated to the BIF. The BIF recognized leased space expense of $43.6 million, $39.9 million and $42.7 million for the years ended December 31, 1997, 1996 and 1995, respectively.

Lease Commitments


(dollars in thousands)

   1998      1999      2000      2001      2002      2003 and Thereafter
 -------   -------   -------   -------    -------    -------------------
 $42,507   $35,337   $30,550   $23,950    $21,142         $35,029
 -------   -------   -------   -------    -------         -------


ASSET SECURITIZATION GUARANTEES
As discussed in Note 7, the BIF provided certain limited guarantees to facilitate securitization transactions. The table below gives the maximum off-balance sheet exposure the BIF has under these guarantees.


Asset Securitization Guarantees at December 31


(dollars in thousands)
                                                                            1997       1996
                                                                         ---------   ---------
Maximum exposure under the limited guarantees                             $481,313    $481,313
Less: Guarantee claims paid (inception-to-date)                            (19,231)     (8,651)
Less: Amount of exposure recognized as an estimated
    liability (see Note 7)                                                 (27,715)    (44,279)
                                                                          --------    --------
Maximum Off-Balance Sheet Exposure Under the Limited Guarantees           $434,367    $428,383
                                                                          --------    --------
                                                                          --------    --------


CONCENTRATION OF CREDIT RISK

   As of December 31, 1997, the BIF had $23.4 billion in gross receivables from bank resolutions and $256 million in assets acquired from assisted banks and terminated receiverships. An allowance for loss of $22.3 billion and $195 million, respectively, has been recorded against these assets. The liquidation entities' ability to make repayments to the BIF is largely influenced by the economy of the area in which they are located. The BIF'S maximum exposure to possible accounting loss for these assets is shown in the table below.

Concentration of Credit Risk at December 31, 1997


(dollars in millions)           Southeast   Southwest   Northeast   Midwest   Central   West   Total
---------------------           ---------   ---------   ---------   -------   -------   ----   ------
Receivables from bank
resolutions, net and
Assets acquired from
assisted banks and
terminated receiverships,
net.......................          $11         $98        $904        $50        $20     $87   $1,170
                                ---------   ---------   ---------   -------   -------   ----   ------

OTHER OFF-BALANCE-SHEET RISK

DEPOSIT INSURANCE

   As of December 31, 1997, the total deposits, insured by the BIF is approximately $2.1 trillion. This would be the accounting loss if all depository institutions were to fail and the acquired assets provided no recoveries.

14. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

   Cash equivalents are short-term, highly liquid investments and are shown at current value. The fair market value of the investment in U.S. Treasury obligations is disclosed in Note 3 and is based on current market prices. The carrying amount of interest receivable on investments, short-term receivables, and accounts payable and other liabilities approximates their fair market value. This is due to their short maturities or comparisons with current interest rates.

   The net receivable from bank resolutions primarily involves the BIF's subrogated claim arising from payments to insured depositors. The receivership assets that will ultimately be used to pay the corporate subrogated claim are valued using discount rates that include consideration of market risk. These discounts ultimately affect the BIF's allowance for loss against the net receivable from bank resolutions. Therefore, the corporate subrogated claim indirectly includes the effect of discounting and should not be viewed as being stated in terms of nominal cash flows.

   Although the value of the corporate subrogated claim is influenced by valuation of receivership assets, such receivership valuation is not equivalent to the valuation of the corporate claim. Since the corporate claim is unique, not intended for sale to the private sector, and has no established market, it is not practicable to estimate its fair market value.

   The FDIC believes that a sale to private sector of the corporate claim would require indeterminate, but substantial discounts for an interested party to profit from these assets because of credit and other risks. In addition, the timing of receivership payments to the BIF on the subrogated claim does not necessarily correspond with the timing of collections on receivership assets. Therefore, the effect of discounting used by receiverships should not necessarily be viewed as producing an estimate of market value for the net receivables from bank resolutions.

   The majority of the net assets acquired from assisted banks and terminated receiverships (except real estate) is comprised of various types of financial instruments (investments, loans, accounts receivable, etc.) acquired from failed banks. Like receivership assets, assets acquired from assisted banks and terminated receiverships are valued using discount rates that include consideration of market risk. However, assets acquired from assisted banks and terminated receiverships do not involve the unique aspects of the corporate subrogated claim, and therefore the discounting can be viewed as producing a reasonable estimate of fair market value.

15.  SUPPLEMENTARY INFORMATION RELATING TO THE STATEMENTS OF CASH FLOWS

Reconciliation of Net Income to Net Cash Provided by Operating Activities


(dollars in thousands)                                                      For the Year Ended
                                                          -------------------------------------------------------
                                                          December 31, 1997  December 31, 1996  December 31, 1995
                                                          -----------------  -----------------  -----------------
Net Income
Adjustment to Reconcile Net Income to Net Cash Provided
  by Operating Activities...............................    $   1,438,293      $   1,400,681      $   3,605,916
                                                          -----------------  -----------------  -----------------
                                                          -----------------  -----------------  -----------------
Income Statement Items:
Reduction in provision for insurance losses.............         (503,714)          (325,206)           (33,167)
Amortization of U.S. Treasury securities................           60,261               (826)           (19,266)
Depreciation on buildings...............................            3,339              3,339              3,339
                                                          -----------------  -----------------  -----------------
Change in Assets and Liabilities:
(Increase) Decrease in interest receivable on
  investments and other assets..........................          (87,996)            21,981           (146,102)
Decrease (increase) in receivables from bank
  resolutions...........................................        3,600,646            (66,359)         3,659,128
Decrease (Increase) in assets acquired from assisted
  banks and terminated receiverships....................           69,112             55,531            (37,452)
(Decrease) Increase in accounts payable and other
  liabilities...........................................          (21,997)            26,327           (112,148)
(Decrease) in estimated liabilities for anticipated
  failure of insured institutions.......................           (5,000)                 0           (157,000)
(Decrease) in estimated liabilities for assistance
  agreements............................................           (6,147)              (721)            (4,048)
(Decrease) in estimated liabilities for asset
  securitization guarantees.............................          (10,007)           (67,300)            (2,054)
                                                          -----------------  -----------------  -----------------
Net Cash Provided by Operating Activities...............    $   4,536,790      $   1,047,447      $   6,757,146
                                                          -----------------  -----------------  -----------------
                                                          -----------------  -----------------  -----------------


16.  YEAR 2000 COMPLIANCE

As part of its operations, the FDIC as administrator of the BIF is assessing, testing, modifying or replacing as necessary its automated systems to ensure that these systems are Year 2000 compliant. As of December 31, 1997, the BIF has not incurred, nor does management anticipate that the BIF will incur, a material charge to earnings to ensure that its systems are Year 2000 compliant.

The BIF is also subject to a potential loss from banks that may fail if they are unable to become Year 2000 compliant in a timely manner. As of December 31, 1997, the potential liability, if any, is not estimable. During 1998, the FDIC will assess this potential liability.

17.  SUBSEQUENT EVENTS

Effective on January 4, 1998, all employees with five or more years until retirement were converted from the FDIC health plan to the Federal Employees Health Benefits (FEHB) program. This conversion resulted in a gain to the BIF. Assuming enabling legislation is passed in the future, this conversion will also affect all retirees and employees within five years of retirement.

As part of this conversion, the OPM will become responsible for postretirement health benefits for employees with five or more years until retirement at no cost to the BIF. If retirees and employees within five years of retirement are also converted in the future, the OPM will assume the BIF's obligation for postretirement health benefits for those individuals at a fee to be negotiated between the FDIC and the OPM.

Assuming enabling legislation is passed, management does not expect there will be a material gain or loss upon disposition of the BIF's postretirement health benefits obligation for retirees or employees within five years of retirement.

GAO  United States
     General Accounting Office
     Washington, D.C. 20548

[LETTERHEAD]

Accounting and Information
Management Division

March 27, 1998



State Street Bank and Trust Company
Corporate Trust Department
225 Franklin Street
Boston, MA 02110

We consent to the inclusion of our report, dated March 16, 1998, on our audit of the financial statements of the Federal Deposit Insurance Corporation's Bank Insurance Fund, in State Street Bank and Trust's December 31, 1997, Form 10-K for FDIC's REMIC Trust 1996-C1. It should be noted that we have not performed additional audit procedures on the Bank Insurance Fund's financial statements subsequent to March 16, 1998. Furthermore, we have not audited any financial statements of the Bank Insurance Fund as of any date or for any period subsequent to December 31, 1997.

If you have any questions, please call me at (202) 512-9406 or Jeanette M. Franzel, Assistant Director, at (202) 736-3095.




/s/ Robert W. Gramling
------------------------------
Robert W. Gramling
Director, Corporate Audits
  and Standards